Form 10-Q
period 1996-06-30
PIERCING PAGODA INC
filed 1996-08-13
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 0-24860

                              PIERCING PAGODA, INC.

             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                               23-1894725
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
Incorporation or Organization)                                   Number)

           3910 Adler Place
             Bethlehem, PA                                     18017
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's Telephone Number, Including Area Code: (610) 691-0437

                                       N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 5,254,513 (as of August 6, 1996)

                              PIERCING PAGODA, INC.

                                      INDEX
                                                                         PAGE
                                                                        NUMBER
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets as of June 30, 1996
          and March 31, 1996                                               3

          Consolidated statements of operations for the
          three months ended June 30, 1996 and 1995                        4

          Consolidated statements of cash flows for the
          three months ended June 30, 1996 and 1995                        5

          Notes to Consolidated Financial Statements                       7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                11

          Signatures                                                      12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        June 30,    March 31,
                                                                          1996        1996
                                                                            (Unaudited)
         Assets
Current assets:
     Cash                                                               $ 1,978     $ 1,864
     Accounts receivable                                                    788         794
     Inventory                                                           30,078      25,390
     Deposits for inventory purchases                                     2,297         361
     Prepaid expenses and other current assets                              295         468
     Prepaid income taxes                                                   965         883
     Deferred tax assets                                                    693         693
                                                                        -------     -------
Total current assets                                                     37,094      30,453
                                                                        -------     -------

Property, fixtures and equipment, net                                    17,570      15,806
Other assets                                                              1,568       1,647
                                                                        -------     -------
                                                                        $56,232     $47,906
                                                                        =======     =======

         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                   $ 7,124     $ 1,811
     Current installments of long-term debt and
        revolving line of credit                                          8,910       5,910
     Accrued expenses and taxes withheld                                  6,249       6,784
                                                                        -------     -------
Total current liabilities                                                22,283      14,505
                                                                        -------     -------
Long-term debt, less current installments                                 2,718       2,350
Deferred tax liabilities                                                  1,259       1,259
Unbilled rent                                                               273         213
                                                                        -------     -------
Total liabilities                                                        26,533      18,327
                                                                        -------     -------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share,
        authorized 3,000,000 shares. None issued                             --          --
     Common stock, par value $.01 per share, authorized
        15,000,000 shares. Issued 5,240,293 and 5,249,813 shares at
        March 31, 1996 and June 30, 1996, respectively                       53          53
     Additional paid-in capital                                          22,268      22,183
     Retained earnings                                                    7,378       7,343
                                                                        -------     -------
Total stockholders' equity                                               29,699      29,579
                                                                        -------     -------
                                                                        $56,232     $47,906
                                                                        =======     =======

     See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended
                                                        June 30,
                                                    1996        1995
Net sales                                         $30,244     $22,375
Cost of goods sold and occupancy expenses,
     (excluding depreciation on kiosks)            17,463      13,080
                                                  -------     -------
Gross profit                                       12,781       9,295

Selling, general and administrative expenses,
     (including depreciation on kiosks)            12,421       8,927
                                                  -------     -------
Income from operations                                360         368

Interest and other income                              60          48
Interest expense                                      361         140
                                                  -------     -------
Earnings before income taxes                           59         276

Income tax expense                                     24          11
                                                  -------     -------
Net income                                        $    35     $   162
                                                  =======     =======
Earnings per share                                $  0.01     $  0.03
                                                  =======     =======

Weighted average common shares
     and common share equivalents outstanding       5,356       5,271
                                                  =======     =======

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Three months ended
                                                                       June 30,
                                                                   1996        1995

Cash flows from operating activities:
     Net income                                                 $    35      $   162
     Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization                                781          520
       Loss on disposal of property, fixtures and equipment          --            5
       Other changes in other assets                                 (9)          19
       Deferred income taxes                                         --          (66)
       Decrease (increase) in assets:
          Accounts receivable                                         6          287
          Inventory                                              (4,688)      (6,803)
          Deposits for inventory purchases                       (1,936)      (3,024)
          Prepaid expenses and other current assets                  73          201
          Prepaid income taxes                                      (82)        (713)
       Increase (decrease) in liabilities:
          Accounts payable                                        5,313        2,691
          Income taxes payable                                       --          (20)
          Accrued expenses and taxes withheld                      (535)         117
          Tax indemnification payable                                --         (826)
          Unbilled rent                                              60            6
                                                                -------      -------
Net cash used in operating activities                              (882)      (7,444)
                                                                -------      -------
Cash flows from investing activities:
     Additions to property, fixtures and equipment               (2,518)      (1,389)
     Noncurrent deposits, net                                        81         (117)
                                                                -------      -------
Net cash used in investing activities                            (2,437)      (1,506)
                                                                -------      -------
Cash flows from financing activities:
     Revolving line of credit, net                                2,970        7,625
     Proceeds from issuance of long-term debt                       400           --
     Loan fees paid                                                 (20)          --
     Repayments of long-term debt                                    (2)          --
     Proceeds from issuance of common stock                          85           --
     Cash dividends paid                                             --          (45)
                                                                -------      -------
Net cash provided by financing activities                         3,433        7,580
                                                                -------      -------
Net increase (decrease) in cash                                     114       (1,370)

Cash at beginning of period                                       1,864        2,320
                                                                -------      -------
Cash at end of period                                           $ 1,978      $   950
                                                                =======      =======

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               June 30,
                                                            1996     1995

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                    $297     $152
                                                            ====     ====
Income taxes, net                                           $106     $913
                                                            ====     ====

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of significant accounting policies

     The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and its wholly owned
     subsidiary,   a  Delaware  investment  holding  company.  All  intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 1996. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

     Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2 Property, Fixtures and Equipment

     A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                     June 30,    March 31,
                                                       1996        1996
Land                                                 $   688     $   688
Furniture and fixtures                                 2,221       2,077
Kiosks                                                15,577      13,908
Building and improvements                              3,837       3,822
Computer equipment, software and other equipment       5,820       5,130
                                                     -------     -------
                                                      28,143      25,625
Less accumulated depreciation and amortization        10,573       9,819
                                                     -------     -------
                                                     $17,570     $15,806
                                                     =======     =======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

     The Company's consolidated net sales are comprised primarily of sales generated by the Company's stores and, to a much lesser extent, wholesale sales primarily to an independent store operator in Florida to which the Company licenses the use of its store name and concept (the "Florida Licensee"). Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses including depreciation of kiosks.

Results of operations

Three months ended June 30, 1996 and June 30, 1995

     Consolidated net sales increased $7.8 million, or 35% from $22.4 million for the three months ended June 30, 1995 to $30.2 million for the three months ended June 30, 1996. This increase was primarily due to an increase in the average number of stores open for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and a $1.2 million, or 6%, increase in comparable store net sales. There were a total of 535 stores open at June 30, 1996 compared to 401 at June 30, 1995, an increase of 33%. The average jewelry units sold per store increased 9% to 2,500 for the three months ended June 30, 1996 compared to 2,300 at June 30, 1995. The average price per jewelry unit sold was relatively unchanged at $24.52 for the three months ended June 30, 1996 compared to $24.47 for the three months ended June 30, 1995.

     Gross profit increased $3.5 million, or 38%, from $9.3 million for the three months ended June 30, 1995 to $12.8 million for the three months ended June 30, 1996. The Company's gross profit margin improved slightly from 41.5% for the three months ended June 30, 1995 to 42.3% for the three months ended June 30, 1996. The increase in gross profit dollars was attributable primarily to the Company's increase in net sales. The increase in the Company's gross profit margin reflects a higher gross profit on merchandise sold, partially offset by an increase in rent and occupancy expense as a percentage of net sales. Gross profit on merchandise increased due to the Company's decision to maintain retail price levels despite lower costs for merchandise from vendors. The increase in rent and occupancy as a percentage of net sales reflects the impact of newer stores which typically have lower net sales in their earlier years of operation compared to the Company's mature stores. At June 30, 1996, 242, or 45%, of the Company's 535 stores had been open less than two years.

     Selling, general and administrative expenses increased $3.5 million, or 39%, from $8.9 million for the three months ended June 30, 1995 to $12.4 million for the three months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 39.9% for the three months ended June 30, 1995 to 41.1% for the three months ended June 30, 1996. The increase in dollars was attributable primarily to the increase in the number of stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. Selling, general and administrative expenses increased as a percentage of net sales due to higher expenses associated with new store growth and an improved incentive package for store personnel implemented in the third quarter of the prior fiscal year. Depreciation and amortization expense increased 50% from $520,000 for the three months ended June 30, 1995 to $781,000 for the three months ended June 30, 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense increased $221,000, or 158%, from $140,000 for the three months ended June 30, 1995 to $361,000 for the three months ended June 30, 1996, and as a percentage of net sales increased from 0.6% for the three months ended June 30, 1995 to 1.2% for the three months ended June 30, 1996. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement, outstanding long-term debt of $2.5 million issued in the third-quarter of fiscal 1995 and an additional $400,000 of long-term debt issued in the current quarter in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year.

     As a result of the foregoing, the Company's net income decreased $127,000, or 78%, from $162,000 for the three months ended June 30, 1995 to $35,000 for the three months ended June 30, 1996.

Liquidity and capital resources

     The Company's primary on-going capital requirements are to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new stores. The Company's primary sources of liquidity are funds provided by operations, its gold consignment program and bank borrowings. Due to the seasonal nature of the Company's business, outstanding borrowings under its credit facilities generally peak during the second and third fiscal quarters as the Company finances inventory purchases in advance of the holiday shopping season. At June 30, 1996, the Company had outstanding borrowings of $8.7 million under its revolving line of credit and $2.9 million of long-term debt outstanding. In addition, the Company had consigned 56,000 ounces of gold under its gold consignment program valued at approximately $21.4 million.

     Net cash used in operating activities was $882,000 for the three months ended June 30, 1996 compared to $7.4 million for the same period in the prior year. Net cash used in operating activities primarily reflects increases in inventory and deposits for merchandise purchases to support newly opened stores and future scheduled store openings.

     Net cash used in investing activities was $2.4 million during the three months ended June 30, 1996 compared to $1.5 million during the three months ended June 30, 1995. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores.

     Net cash provided by financing activities was $3.4 million for the three months ended June 30, 1996 versus $7.6 million provided by financing activities during the three months ended June 30, 1995. Cash provided by financing activities during the three months ended June 30, 1996 primarily reflects an increase in borrowings under the Company's revolving line of credit agreement to support the increased number of stores currently operating and anticipated new store openings. Also, the Company obtained an additional $400,000 long term loan in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year. The loan requires monthly payments of principal and interest of approximately $4,000 through June of 2006 at an effective annual interest rate of 4.59%.

     At June 30, 1996, the Company had $9.1 million available to be borrowed under its existing revolving credit facility and was in compliance with covenants contained in the revolving credit facility. The Company believes that the expected cash flows from operations, its gold consignment program, and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

Seasonality

     The Company's business is highly seasonal. Due to the impact of the year-end holiday shopping season, the Company experiences a substantial portion of its annual net sales and profitability in its third fiscal quarter (ending December 31st). The Company has generally experienced lower net sales in each of the first, second and fourth quarters and lower net income or net losses in each of those quarters.

     The Company's results of operations may also fluctuate from quarter to quarter as a result of a variety of factors, including fluctuations in the price of gold or gold consignment rates, the amount and timing of new store openings, the integration of such new stores into the operations of the Company and the net sales contributed by new stores. The addition of a large number of new stores significantly affects results of operations on a quarter-to-quarter basis.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

               3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14,
                    1994).

               4 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

               11 Statement regarding computation of net income per common share and common share equivalent.

          b)   Reports on Form 8K

               During the quarter ended June 30, 1996, no reports on Form 8-K were filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PIERCING PAGODA, INC.
                                                 (Registrant)


     Date: August 9, 1996                     /s/ John F. Eureyecko
                                              ---------------------------------
                                              John F. Eureyecko
                                              President,
                                              Chief Operating Officer
                                              (Principal Financial Officer)

     Date: August 9, 1996                     /s/ Brandon R. Lehman
                                              ---------------------------------
                                              Brandon R. Lehman
                                              Treasurer
                                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                Page

     11   Statement  regarding  computation  of net  income per
          common share and common share equivalent.                    14