Form 10-Q
period 1996-09-30
PIERCING PAGODA INC
filed 1996-11-13
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

The number of shares outstanding of the registrant's common stock is 5,261,095 (as of November 12, 1996)

                              PIERCING PAGODA, INC.


                                      INDEX
                                                                           PAGE
                      PART I - FINANCIAL INFORMATION                      NUMBER

Item 1.   Financial Statements

          Consolidated balance sheets as of
          September 30, 1996 and March 31, 1996                              3

          Consolidated statements of operations for the three months ended September 30, 1996 and 1995 and six months ended
          September 30, 1996 and 1995                                        4

          Consolidated statements of cash flows for the six months
          ended September 30, 1996 and 1995                                  5

          Notes to consolidated financial statements                         7

Item 2    Management's discussion and analysis of financial condition
          and results of operations                                          8

                          PART II - OTHER INFORMATION

Item 4    Submission of matters to a vote of security holders               12

Item 6    Exhibits and reports on form 8-k                                  13

          Signatures                                                        14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           September, 30     March 31,
                                                                               1996            1996
Assets                                                                     (Unaudited)

Current assets:
    Cash                                                                       $ 2,276        $ 1,864
    Accounts receivable                                                            877            794
    Inventory                                                                   37,383         25,390
    Deposits for inventory purchases                                             3,431            361
    Prepaid expenses and other current assets                                      298            468
    Prepaid income taxes                                                         1,138            883
    Deferred tax assets                                                            693            693

                                                                               -------        -------
Total current assets                                                            46,096         30,453

Property, fixtures and equipment, net                                           19,223         15,806
Other assets                                                                     1,664          1,647

                                                                               =======        =======
                                                                               $66,983        $47,906
                                                                               =======        =======
    Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                           $ 9,243        $ 1,811
    Current installments of long-term debt and revolving line of credit         17,388          5,910
    Accrued expenses and taxes withheld                                          6,436          6,784

                                                                               -------        -------
Total current liabilities                                                       33,067         14,505

Long-term debt, less current installments                                        2,707          2,350
Deferred tax liabilities                                                         1,259          1,259
Unbilled rent                                                                      270            213

                                                                               -------        -------
Total liabilities                                                               37,303         18,327

Commitments and contingencies
Stockholders' equity
    Preferred stock, par value $.01 per share,
         authorized 3,000,000 shares. None issued                                   --             --
    Common stock, par value $.01 per share, authorized
         15,000,000 shares. Issued 5,258,952 shares and 5,240,293
         at September, 30, 1996 and March 31, 1996, respectively                    53             53
    Additional paid-in capital                                                  22,354         22,183
    Retained earnings                                                            7,273          7,343

                                                                               -------        -------
Total stockholders' equity                                                      29,680         29,579
                                                                               -------        -------
                                                                               $66,983        $47,906
                                                                               =======        =======


See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three months ended                Six months ended
                                                           September 30,                    September 30,
                                                       1996             1995            1996            1995
Net sales                                            $ 32,439         $ 23,012        $ 62,683         $ 45,387
Cost of goods sold and occupancy expenses,
    (excluding depreciation on kiosks)                 18,723           13,142          36,186           26,222
                                                     --------         --------        --------         --------
Gross profit                                           13,716            9,870          26,497           19,165

Selling, general and administrative expenses,
    (including depreciation on kiosks)                 13,477            9,528          25,898           18,455
                                                     --------         --------        --------         --------
Income from operations                                    239              342             599              710

Interest and other income                                  74               60             134              108
Interest expense                                          487              311             848              451
                                                     --------         --------        --------         --------
Earnings (loss) before income taxes                      (174)              91            (115)             367

Income tax expense (benefit)                              (69)              46             (45)             160
                                                     ========         ========        ========         ========
Net income (loss)                                    ($   105)        $     45        ($    70)        $    207
                                                     ========         ========        ========         ========

Earnings (loss) per share                            ($  0.02)        $   0.01        ($  0.01)        $   0.04
                                                     ========         ========        ========         ========

Weighted average common shares and
    common share equivalents                            5,370            5,315           5,369            5,294
                                                     ========         ========        ========         ========

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Six-months ended
                                                                           September 30,
                                                                       1996             1995
Cash flows from operating activities:
   Net income (loss)                                                 ($    70)        $    207
   Adjustments to reconcile net income to net cash used
     in operating activities:
       Depreciation and amortization                                    1,639            1,291
       Loss on disposal of property, fixtures and equipment                48               27
       Other changes in other assets                                      (85)            (189)
       Deferred income taxes                                               --             (126)
       Decrease (increase) in assets:
         Accounts receivable                                              (83)             264
         Inventory                                                    (11,993)         (13,169)
         Deposits for inventory purchases                              (3,070)          (2,730)
         Prepaid expenses and other current assets                        170           (1,420)
         Prepaid income taxes                                            (255)              --
       Increase (decrease) in liabilities:
         Accounts payable                                               7,432            4,545
         Tax indemnification payable                                       --           (1,202)
         Income taxes payable                                              --              (20)
         Accrued expenses and taxes withheld                             (348)             658
         Unbilled rent                                                     57              (12)

                                                                     --------         --------
Net cash used in operating activities                                  (6,558)         (11,876)

Cash flows from investing activities:
   Additions to property, fixtures and equipment                       (5,070)          (3,764)
   Proceeds from disposal of property, fixtures and equipment              19               --
   Noncurrent deposits, net                                                15              (49)

                                                                     --------         --------
Net cash used in investing activities                                  (5,036)          (3,813)

Cash flows from financing activities:
   Repayments of long-term debt                                           (10)              --
   Revolving line of credit, net                                       11,445           14,300
   Proceeds from issuance of long-term debt                               400               --
   Cash dividends paid                                                     --              (45)
   Proceeds from issuance of common stock                                 171               --

                                                                     --------         --------
Net cash provided by financing activities                              12,006           14,255

                                                                     --------         --------
Net increase (decrease) in cash                                           412           (1,434)

Cash at beginning of period                                             1,864            2,320

                                                                     ========         ========
Cash at end of period                                                $  2,276         $    886
                                                                     ========         ========

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                            Six months ended
                                                              September 30,
                                                            1996          1995
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                              $  801        $  433
                                                           ======        ======
     Income taxes, net                                     $  210        $1,763
                                                           ======        ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of significant accounting policies

       The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and a wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 1996. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

       Operating results for the three-month and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2    Property, Fixtures and Equipment

       A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                                September 30,   March 31,
                                                                    1996          1996
          Land                                                    $   688        $   688
          Furniture and fixtures                                    2,352          2,077
          Kiosks                                                   16,523         13,908
          Building and improvements                                 4,005          3,822
          Computer equipment, software and other equipment          6,700          5,130
                                                                  -------        -------
                                                                   30,268         25,625
          Less accumulated depreciation and amortization           11,045          9,819
                                                                  =======        =======
                                                                  $19,223        $15,806
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

Results of operations

Three months ended September 30, 1996 and 1995

       Consolidated net sales increased $9.4 million, or 41%, from $23.0 million for the three months ended September 30, 1995 to $32.4 million for the three months ended September 30, 1996. This increase was primarily due to an increase in the average number of stores open for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and a $2.1 million, or 9%, increase in comparable store net sales. There were a total of 565 stores open at September 30, 1996 compared to 416 at September 30, 1995, an increase of 36%. The average jewelry units sold per store increased 4% to 2,500 for the three months ended September 30, 1996 compared to 2,400 at September 30, 1995. The average price per jewelry unit sold was relatively unchanged at $22.72 for the three months ended September 30, 1996 compared to $22.90 for the three months ended September 30, 1995.

       Gross profit increased $3.8 million, or 38%, from $9.9 million for the three months ended September 30, 1995 to $13.7 million for the three months ended September 30, 1996. The Company's gross profit margin decreased from 42.9% for the three months ended September 30, 1995 to 42.3% for the three months ended September 30, 1996. The increase in gross profit dollars was attributable primarily to the Company's increase in net sales. The decrease in the Company's gross profit margin reflects a lower gross profit on merchandise sold, partially offset by decreases in rent and occupancy expenses as a percentage of net sales. The decrease in gross profit margin reflects the Company's efforts to provide better customer value and increase dollar and unit sales. The decrease in rent and occupancy as a percentage of net sales reflects the fact that despite the increase in net sales, many stores were below the points at which percentage rents would have been required. Additionally, relatively fixed common area maintenance, mall advertising and other costs were spread over a higher level of net sales.

       Selling, general and administrative expenses increased $4.0 million, or 42%, from $9.5 million for the three months ended September 30, 1995 to $13.5 million for the three months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 41.4% for the three months ended September 30, 1995 to 41.5% for the three months ended September 30, 1996. The increase in dollars was attributable primarily to the increase in the number of stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. Selling, general and administrative expenses increased as a percentage of net sales due to higher expenses associated with new store growth and an improved incentive package for store personnel implemented in the third quarter of fiscal 1996. Depreciation and amortization expense increased 11% from $771,000 for the three months ended September 30, 1995 to $858,000 for the three months ended September 30, 1996 due primarily to capital expenditures for new stores, the upgrading of kiosks in existing locations and the expansion of the Company's corporate headquarters and distribution center completed in fiscal 1996.

       Interest expense increased $176,000, or 57%, from $311,000 for the three months ended September 30, 1995 to $487,000 for the three months ended September 30, 1996, and as a percentage of net sales increased from 1.4% for the three months ended September 30, 1995 to 1.5% for the three months ended September 30, 1996. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement, an increase in fees paid under the Company's gold consignment arrangements due to a greater number of ounces consigned, outstanding long-term debt of $2.9 million issued in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year.

       As a result of the foregoing, the Company's net income fell from $45,000 for the three months ended September 30, 1995 to a net loss of $105,000 for the three months ended September 30, 1996.

Six months ended September 30, 1996 and 1995

       Consolidated net sales increased $17.3 million, or 38%, from $45.4 million for the six months ended September 30, 1995 to $62.7 million for the six months ended September 30, 1996. This increase was primarily due to an increase in the average number of stores open for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 and a $3.0 million, or 7%, increase in comparable store net sales. There were a total of 565 stores open at September 30, 1996 compared to 416 at September 30, 1995, an increase of 36%. The average jewelry units sold per store increased 4% to 4,900 for the six months ended September 30, 1996 compared to 4,700 for the six months ended September 30, 1995. The average price per jewelry unit sold increased 3% to $23.60 for the six months ended September 30, 1996 compared to $22.90 for the six months ended September 30, 1995.

       Gross profit increased $7.3 million, or 38%, from $19.2 million for the six months ended September 30, 1995 to $26.5 million for the six months ended September 30, 1996. The Company's gross profit margin improved slightly from 42.2% for the six months ended September 30, 1995 to 42.3% for the six months ended September 30, 1996. The increase in gross profit dollars was attributable primarily to the Company's increase in net sales. The increase in the Company's gross profit margin reflects a slightly lower gross profit on merchandise sold, offset by a reduction in sales to the Florida licensee relative to the total sales of the Company. Sales to the Florida licensee provide a lower gross margin than the Company's own retail sales.

       Selling, general and administrative expenses increased $7.4 million, or 40%, from $18.5 million for the six months ended September 30, 1995 to $25.9 million for the six months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 40.7% for the six months ended September 30, 1995 to 41.3% for the six months ended September 30, 1996. The increase in dollars was attributable primarily to the increase in the number of stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. Selling, general and administrative expenses increased as a percentage of net sales due to higher expenses associated with new store growth and an improved incentive package for store personnel implemented in the third quarter of fiscal 1996. Depreciation and amortization expense increased 23% from $1.3 million for the six months ended September 30, 1995 to $1.6 million for the six months ended September 30, 1996 due primarily to capital expenditures for new stores, the upgrading of kiosks in existing locations and the expansion of the Company's corporate headquarters and distribution center completed in fiscal 1996.

       Interest expense increased $397,000, or 88%, from $451,000 for the six months ended September 30, 1995 to $848,000 for the six months ended September 30, 1996, and as a percentage of net sales increased from 1.0% for the six months ended September 30, 1995 to 1.4% for the six months ended September 30, 1996. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement, an increase in fees paid under the Company's gold consignment arrangements due to a greater number of ounces consigned, outstanding long-term debt of $2.9 million issued in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year.

       As a result of the foregoing, the Company's net income decreased from $207,000 for the six months ended September 30, 1995 to a net loss of $70,000 for the six months ended September 30, 1996.

Liquidity and capital resources

       The  Company's  primary  on-going  capital  requirements  are to  fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new stores. The Company's primary sources of liquidity are funds provided by operations, its gold consignment program and bank borrowings. Due to the seasonal nature of the Company's business, outstanding borrowings under its credit facilities generally peak during the second and third fiscal quarters as the Company finances inventory purchases in advance of the year-end holiday shopping season. At September 30, 1996, the Company had outstanding borrowings of $17.2 million under its revolving line of credit and $2.9 million of long-term debt outstanding. In addition, the Company had consigned 65,000 ounces of gold under its gold consignment program valued at approximately $24.6 million.

       Net cash used in operating activities was $6.6 million for the six months ended September 30, 1996 compared to $11.9 million for the same period in the prior year. Net cash used in operating activities primarily reflects increases in inventory and deposits for merchandise purchases to support newly opened stores and future scheduled store openings.

       Net cash used in investing activities was $5.0 million during the six months ended September 30, 1996 compared to $3.8 million during the six months ended September 30, 1995. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores.

       Net cash provided by financing activities was $12.0 million for the six months ended September 30, 1996 versus $14.3 million provided by financing activities during the six months ended September 30, 1995. Cash provided by financing activities during the six months ended September 30, 1996 primarily reflects an increase in borrowings under the Company's revolving line of credit agreement to support the increased number of stores currently operating and anticipated new store openings. Also, the Company obtained an additional $400,000 long term loan in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year.

       On September 5, 1996, the Company's revolving credit facility was amended to extend the term of the agreement to October 31, 1996 and to increase the amount of funds available. The amended agreement provided for maximum borrowings of $50.0 million with a cash advance sub-limit of $30.0 million. This credit facility was further amended on October 18, 1996 to extend the term of the agreement to December 31, 1996 and to increase the borrowing limit to $60.0 million, with a $36.0 million cash advance sub-limit. At September 30, 1996, the Company had $7.6 million available to be borrowed under its then existing revolving credit facility and was in compliance with covenants contained in the agreement or had obtained appropriate waivers. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

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

Forward-Looking Statements

       The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not limited to historical or current facts and deal with potential future circumstances and developments. Forward-looking statements include those related to the Company's ability to fund anticipated capital and liquidity needs. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements. The risks and uncertainties which may affect the operation and results of the Company's business include, but are not limited to, general economic conditions and the impact on discretionary spending in the geographic areas where a significant number of the Company's stores are located, fluctuations in the price of gold, the Company's ability to finance its gold merchandise and the cost of such financing, future regulation regarding ear piercing activities, the ability to obtain favorable store locations on satisfactory lease terms, the Company's ability to finance expansion plans and changes in the competitive environment in which the Company operates.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On September 18, 1996, the Registrant held its Annual Meeting of Stockholders. The stockholders approved the following proposals:

       To elect one director to hold office until the 1999 Annual Meeting of Stockholders and until his successor has been duly elected and qualified.

                  Director                  For                        Against

              John F. Eureyecko            4,660,816                     2,942

       To approve the Piercing Pagoda, Inc. Employee Stock Purchase Plan.

                  For                       Against                    Abstain

                 4,644,883                     9,522                     5,399

       To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the 1997 fiscal year.

                  For                       Against                    Abstain

                 4,662,358                       100                     1,300

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

          10.1 Third Amendment to Third Amended and Restated Loan Agreement dated September 5, 1996 between the Registrant and Summit Bank.

          10.2 Eleventh Replacement Revolving Loan Note dated September 5, 1996 between the Registrant and Summit Bank.

          10.3 Fourth Amendment to Third Amended and Restated Loan Agreement dated October 18, 1996 between the Registrant and Summit Bank.

          10.4 Twelfth Replacement Revolving Loan Note dated October 18, 1996 between the Registrant and Summit Bank.

          11 Statement regarding computation of net income per common share and common share equivalent.

     b)   Reports on Form 8-K

          During the quarter ended September 30, 1996, no reports on Form 8-K were filed.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  PIERCING PAGODA, INC.
                                                       (Registrant)



      Date:      November 12, 1996                /s/ John F. Eureyecko
                                                  ---------------------
                                                  John F. Eureyecko
                                                  President,
                                                  Chief Operating Officer
                                                  (Principal Financial Officer)



      Date:      November 12, 1996                /s/ Brandon R. Lehman
                                                  ---------------------
                                                  Brandon R. Lehman
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                                    Sequentially
     Exhibit                                                          Numbered
      Number                                                            Page

        10.1    Third Amendment to Third Amended and Restated Loan
                Agreement dated September 5, 1996 between the
                Registrant and Summit Bank.                               16

        10.2    Eleventh Replacement Revolving Loan Note dated
                September 5, 1996 between the Registrant and Summit
                Bank.                                                     20

        10.3 Fourth Amendment to Third Amended and Restated Loan Agreement dated October 18, 1996 between the
                Registrant and Summit Bank.                               23

        10.4    Twelfth Replacement Revolving Loan Note dated October
                18, 1996 between the Registrant and Summit Bank.          27

        11      Statement regarding computation of net income per
                common share and common share equivalent                  30