Form 10-Q
period 1996-12-31
PIERCING PAGODA INC
filed 1997-02-13
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 5,269,898 (as of February 12, 1997)

                            PIERCING PAGODA, INC.


                                    INDEX
                                                                            PAGE
                        PART I - FINANCIAL INFORMATION               NUMBER

  Item 1.    Financial Statements

             Consolidated balance sheets as of
             December 31, 1996 and March 31, 1996                       3

             Consolidated statements of operations for the three
             months
             ended December 31, 1996 and 1995 and nine months           4
             ended
             December 31, 1996 and 1995

             Consolidated statements of cash flows for the  nine
             months ended December 31, 1996 and 1995                    5

             Notes to consolidated financial statements                 7

  Item 2.    Management's discussion and analysis of financial
             condition and results of operations                        8

                           PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings                                         12

  Item 2.    Changes in Securities                                     12

  Item 3.    Defaults Upon Senior Securities                           12

  Item 4.    Submission of matters to a vote of security holders       12

  Item 5.    Other Information                                         12

  Item 6.    Exhibits and reports on Form 8-K                          13

             Signatures                                                14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       December       March 31,
                                                          31,           1996
                                                         1996
                                                      ------------   ------------
   Assets                                             (Unaudited)
Current assets:
   Cash ..............................................   $    4,082   $    1,864
   Accounts receivable ...............................        1,003          794
   Inventory .........................................       41,527       25,390
   Deposits for inventory purchases ..................          560          361
   Prepaid expenses and other current assets .........          313          468
   Prepaid income taxes ..............................         --            883
   Deferred tax assets ...............................        1,090          693

                                                         ----------   ----------
Total current assets .................................       48,575       30,453

Property, fixtures and equipment, net ................       20,774       15,806
Other assets .........................................        2,731        1,647

                                                         ==========   ==========
                                                         $   72,080   $   47,906
                                                         ==========   ==========
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable ..................................   $   12,952   $    1,811
   Current installments of long-term debt and ........        1,646        5,910
   revolving line of credit
   Accrued expenses and taxes withheld ...............       11,493        6,784
   Income taxes payable ..............................        3,619         --

                                                         ----------   ----------
Total current liabilities ............................       29,710       14,505

Long-term debt, less current installments ............        2,697        2,350
Deferred tax liabilities .............................        1,703        1,259
Unbilled rent ........................................          306          213

                                                         ----------   ----------
Total liabilities ....................................       34,416       18,327

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued .......         --           --
   Common stock, par value $.01 per share, authorized
      15,000,000 shares. Issued 5,266,798 shares and
      5,240,29 at December 31, 1996 and March 31, 1996,
      respectively ...................................           53           53
   Additional paid-in capital ........................       22,514       22,183
   Retained earnings .................................       15,097        7,343

                                                         ----------   ----------
Total stockholders' equity ...........................       37,664       29,579
                                                         ----------   ----------
                                                         $   72,080   $   47,906
                                                         ==========   ==========

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                      Three months ended     Nine months ended
                                         December 31,           December 31,
                                     ---------------------   -------------------
                                       1996        1995       1996       1995
                                     ----------  ---------   --------  ---------

Net sales ..........................   $ 66,339   $ 49,141   $129,022   $ 94,528
Cost of goods sold and occupancy
expenses,(excluding depreciation on
kiosks) ............................     34,459     25,897     70,645     52,119
                                       --------   --------   --------   --------
Gross profit .......................     31,880     23,244     58,377     42,409

Selling, general and administrative
expenses,(including depreciation on
kiosks)                                  18,477     13,491     44,375     31,946
                                       --------   --------   --------   --------
Income from operations .............     13,403      9,753     14,002     10,463

Interest and other income ..........        110         66        244        174
Interest expense ...................        747        535      1,595        986
                                       --------   --------   --------   --------
Earnings before income taxes .......     12,766      9,284     12,651      9,651

Income tax expense .................      4,942      3,584      4,897      3,744
                                       ========   ========   ========   ========
Net income .........................   $  7,824   $  5,700   $  7,754   $  5,907
                                       ========   ========   ========   ========

Earnings per share .................   $   1.45   $   1.07   $   1.44   $   1.11
                                       ========   ========   ========   ========

Weighted average common shares and
    common share equivalents .......      5,413      5,350      5,381      5,319
                                       ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Nine months ended
                                                             December 31,
                                                       -------------------------
                                                          1996          1995
                                                       ------------  -----------
Cash flows from operating activities:
  Net income ...........................................   $  7,754    $  5,907
  Adjustments to reconcile net income to net cash
  provided
   by operating activities:
     Depreciation and amortization .....................      2,580       1,913
     Loss on disposal of property, fixtures and
     equipment .........................................         62          30
     Other changes in other assets .....................       (122)       (161)
     Deferred income taxes .............................         47        (110)
     Decrease (increase) in assets:
      Accounts receivable ..............................       (209)        166
      Inventory ........................................    (16,137)    (13,519)
      Deposits for inventory purchases .................       (199)       (682)
      Prepaid expenses and other current assets ........        155        (155)
      Prepaid income taxes .............................        883        --
     Increase (decrease) in liabilities:
      Accounts payable .................................     11,141       6,831
      Accrued expenses and taxes withheld ..............      4,709       4,128
      Tax indemnification payable ......................       --        (1,216)
      Income taxes payable .............................      3,619       1,835
      Unbilled rent ....................................         93          12

                                                           --------    --------
Net cash provided by operating activities ..............     14,376       4,979

Cash flows from investing activities:
  Additions to property, fixtures and equipment ........     (7,546)     (5,551)
  Payments for purchase of business ....................       --          (610)
  Proceeds from disposal of property, fixtures and
  equipment ............................................         19        --
  Noncurrent deposits, net .............................     (1,045)       (111)

                                                           --------    --------
Net cash used in investing activities ..................     (8,572)     (6,272)

Cash flows from financing activities:
  Repayments of long-term debt .........................        (18)       --
  Revolving line of credit, net ........................     (4,299)       --
  Proceeds from issuance of long-term debt .............        400       2,540
  Cash dividends paid ..................................       --           (45)
  Proceeds from issuance of common stock ...............        331        --

                                                           --------    --------
Net cash provided by (used in) financing activities ....     (3,586)      2,495

                                                           --------    --------
Net increase in cash ...................................      2,218       1,202

Cash at beginning of period ............................      1,864       2,320

                                                           ========    ========
Cash at end of period ..................................   $  4,082    $  3,522
                                                           ========    ========

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                         Nine months ended
                                                            December 31,
                                                    -------------------------
                                                        1996          1995
                                                    ------------  -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
Interest .................................             $1,464         $  912
                                                       ======         ======
Income taxes, net ........................             $   62         $2,019
                                                       ======         ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Summary of significant accounting policies

     The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and a wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 1996. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

     Operating results for the three-month and nine-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Property, Fixtures and Equipment

      A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                          December 31,   March 31,
                                                               1996         1996
                                                            -------       -------
Land ...................................................    $   688       $   688
Furniture and fixtures .................................      2,588         2,077
Kiosks .................................................     18,417        13,908
Building and improvements ..............................      4,018         3,822
Computer  equipment,  software  and ....................      6,943         5,130
other equipment
                                                            -------       -------
                                                             32,654        25,625
Less  accumulated  depreciation and ....................     11,880         9,819
amortization
                                                            =======       =======
                                                            $20,774       $15,806
                                                            =======       =======

Note 3            Purchase of Business

     In December 1996, the Company entered into an agreement to acquire substantially all the operations of Gemstone Jewelry and Weaver's Gems and Minerals ("Gemstone"), an independent kiosk retailer. Gemstone had operated approximately 100 kiosk locations as Gemstone's Jewelers, Gold-N-Gifts and Facets of Nature. The purchase agreement provides for the payment of $2.0 million for the kiosk locations, leases and store fixtures. The Company will also acquire all of Gemstone's inventory, the cost of which is to be determined based upon a physical inventory. The cost of the inventory is estimated to be approximately $6.0 million. In addition, the Company will pay $60,000 annually for five years to the owner of Gemstone under a non-competition agreement. A $1.0 million deposit payment towards the purchase of Gemstone is included in other assets at December 31, 1996. The Company completed the purchase on January 29, 1997.

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

Results of operations

Three months ended December 31, 1996 and 1995

     Consolidated net sales increased $17.2 million, or 35%, from $49.1 million for the three months ended December 31, 1995 to $66.3 million for the three months ended December 31, 1996. This increase was primarily due to an increase in the average number of stores open for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 and a $3.9 million, or 9%, increase in comparable store net sales. There were a total of 585 stores open at December 31, 1996 compared to 463 at December 31, 1995, an increase of 26%. The average jewelry units sold per store increased 13% to 4,500 for the three months ended December 31, 1996 compared to 4,000 at December 31, 1995. The average price per jewelry unit sold was relatively unchanged at $25.71 for the three months ended December 31, 1996 compared to $26.02 for the three months ended December 31, 1995.

     Gross profit increased $8.7 million, or 38%, from $23.2 million for the three months ended December 31, 1995 to $31.9 million for the three months ended December 31, 1996. The Company's gross profit margin increased from 47.3% for the three months ended December 31, 1995 to 48.1% for the three months ended December 31, 1996. The increase in gross profit dollars was attributable primarily to the Company's increase in net sales. The increase in the Company's gross profit margin reflects a higher gross profit on merchandise sold combined with decreases in rent and occupancy expenses as a percentage of net sales. The increase in merchandise gross profit is the result of lower merchandise costs to the Company, while at the same time, the Company maintained consistent list prices charged to consumers. The decrease in rent and occupancy as a percentage of net sales reflects the fact that despite the increase in net sales, many stores were below the points at which percentage rents would have been required. Additionally, relatively fixed common area maintenance, mall advertising and other costs were spread over a higher level of net sales.

     Selling, general and administrative expenses increased $5.0 million, or 37%, from $13.5 million for the three months ended December 31, 1995 to $18.5 million for the three months ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 27.5% for the three months ended December 31, 1995 to 27.9% for the three months ended December 31, 1996. The increase in dollars was attributable primarily to the increase in the number of stores and higher supervisory and administrative expenses to support the current and expected growth in stores. Selling, general and administrative expenses increased as a percentage of net sales due to a store management bonus program implemented during the current fiscal year and higher administrative expenses associated with new store openings. Depreciation and amortization expense increased 51% from $622,000 for the three months ended December 31, 1995 to $941,000 for the three months ended December 31, 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense increased $212,000, or 40%, from $535,000 for the three months ended December 31, 1995 to $747,000 for the three months ended December 31, 1996, but was relatively unchanged as a percentage of net sales. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement, an increase in fees paid under the Company's gold consignment arrangements due to a greater number of ounces consigned and higher gold consignment rates.

     As a result of the foregoing, the Company's net income increased from $5.7 million for the three months ended December 31, 1995 to $7.8 million for the three months ended December 31, 1996.

Nine months ended December 31, 1996 and 1995

     Consolidated net sales increased $34.5 million, or 37%, from $94.5 million for the nine months ended December 31, 1995 to $129.0 million for the nine months ended December 31, 1996. This increase was primarily due to an increase in the average number of stores open for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 and a $6.3 million, or 8%, increase in comparable store net sales. There were a total of 585 stores open at December 31, 1996 compared to 463 at December 31, 1995, an increase of 26%. The average jewelry units sold per store increased 9% to 9,500 for the nine months ended December 31, 1996 compared to 8,700 for the nine months ended December 31, 1995. The average price per jewelry unit sold was relatively unchanged at $24.63 for the nine months ended December 31, 1996 compared to $24.81 for the nine months ended December 31, 1995.

     Gross profit increased $16.0 million, or 38%, from $42.4 million for the nine months ended December 31, 1995 to $58.4 million for the nine months ended December 31, 1996. The Company's gross profit margin increased slightly from 44.9% for the nine months ended December 31, 1995 to 45.3% for the nine months ended December 31, 1996. The increase in gross profit dollars was attributable primarily to the Company's increase in net sales. The increase in the Company's gross profit margin reflects a reduction in rent and occupancy as a percentage of sales and lower sales to the Florida licensee relative to the total sales of the Company. The decrease in rent and occupancy expenses as a percentage of net sales resulted from the fact that, despite the increase in net sales, many stores' net sales were still below the points at which percentage rents would have been required. Additionally, relatively fixed common area maintenance, mall advertising and other occupancy charges were spread over the higher net sales level. The decrease in sales to the Florida licensee had a positive impact on the Company's gross margin as these sales contribute a lower gross margin than the Company's own retail sales.

     Selling, general and administrative expenses increased $12.5 million, or 39%, from $31.9 million for the nine months ended December 31, 1995 to $44.4 million for the nine months ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 33.8% for the nine months ended December 31, 1995 to 34.4% for the nine months ended December 31, 1996. The increase in dollars was attributable primarily to the increase in the number of stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. Selling, general and administrative expenses increased as a percentage of net sales due to higher expenses associated with new store openings and a store management bonus program implemented during the current fiscal year. Depreciation and amortization expense increased 37% from $1.9 million for the nine months ended December 31, 1995 to $2.6 million for the nine months ended December 31, 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense increased $609,000, or 62%, from $986,000 for the nine months ended December 31, 1995 to $1,595,000 for the nine months ended December 31, 1996, and as a percentage of net sales increased from 1.0% for the nine months ended December 31, 1995 to 1.2% for the nine months ended December 31, 1996. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement, an increase in fees paid under the Company's gold consignment arrangements due to a greater number of ounces consigned and higher gold consignment rates.

     As a result of the foregoing, the Company's net income increased $1.9 million, or 32%, from $5.9 million for the nine months ended December 31, 1995 to $7.8 million for the nine months ended December 31, 1996.

Liquidity and capital resources

     The Company's primary on-going capital requirements are to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new stores. The Company's primary sources of liquidity are funds provided by operations, its gold consignment program and bank borrowings. Due to the seasonal nature of the Company's business, outstanding borrowings under its credit facilities generally peak during the second and third fiscal quarters as the Company finances inventory purchases in advance of the year-end holiday shopping season. At December 31, 1996, the Company had outstanding borrowings of $1.4 million under its revolving line of credit and $2.7 million of long-term debt outstanding, excluding $225,000 classified as a current liability. In addition, the Company had consigned 82,000 ounces of gold under its gold consignment program valued at approximately $30.3 million.

     Net cash provided by operating activities was $14.4 million for the nine months ended December 31, 1996 compared to $5.0 million for the same period in the prior year. Net cash provided by operating activities primarily reflects the results of the year-end holiday shopping season, non-cash charges for depreciation and amortization as well as increases in current liabilities. These were partially offset by increases in inventory to support newly opened stores and future scheduled store openings. A portion of the increase in inventory was in anticipation of the purchase of approximately 100 locations from Gemstone. The Company entered into an agreement to acquire these locations during the quarter ended December 31, 1996. The Company completed the purchase on January 29, 1997.

     Net cash used in investing activities was $8.6 million during the nine months ended December 31, 1996 compared to $6.3 million during the nine months ended December 31, 1995. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores and an increase in deposits, primarily a $1.0 million deposit towards with the purchase of Gemstone.

     Net cash used in financing activities was $3.6 million for the nine months ended December 31, 1996 versus $2.5 million provided by financing activities during the nine months ended December 31, 1995. Cash used in financing activities during the nine months ended December 31, 1996 primarily reflects a reduction in borrowings under the Company's revolving line of credit partially offset by an additional $400,000 long term loan in connection with the expansion of the Company's corporate headquarters and distribution facility and $331,000 provided by transactions under the Company's employee stock option and employee stock purchase plans.

     The Company's revolving credit provides for maximum borrowings of $60.0 million with a cash advance sub-limit of $36.0 million. This credit facility was amended on December 17, 1996 to extend the term of the agreement to February 28, 1997. At December 31, 1996, the Company had $27.8 million available to be borrowed under its then existing revolving credit facility and was in compliance with covenants contained in the agreement. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There are no material legal proceedings against the Company

ITEM 2.     CHANGES IN SECURITIES

         None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits


            10.1 Fifth Amendment to Third Amended and Restated Loan Agreement and Twelfth Replacement Revolving Credit Note dated December 17, 1996 between the Registrant and Summit Bank.

            10.2 Sixth Amendment And Agreement To Consignment Agreement dated October 31, 1996 between the Registrant and Fleet Precious Metals Inc.

            10.3 Third Amendment to Amended and Restated Consignment Agreement dated July 26, 1994, dated December 26, 1996 between the Registrant and Rhode Island Hospital Trust National Bank.

            10.4  Asset  Purchase   Agreement  dated  January  29,  1997
                  Between Piercing Pagoda, Inc., EARS, Inc., Weaver's Gems and Minerals, Inc. and Gemstone Jewelry, Inc.

            11 Statement regarding computation of net income per common share and common share equivalent.

            27    Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended December 31, 1996, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  February 12, 1997             /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  February 12, 1997             /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                              INDEX TO EXHIBITS
                                                                    Sequentially
  Exhibit                                                           Numbered
   Number                                                             Page

    10.1     Fifth Amendment to Third Amended and Restated Loan
             Agreement and Twelfth Replacement Revolving Credit
             Note dated December 17, 1996 between the Registrant       16
             and Summit Bank.

    10.2     Sixth Amendment And Agreement To Consignment
             Agreement dated October 31, 1996 between the
             Registrant and Fleet Precious Metals Inc.                 19

    10.3     Third Amendment To Amended And Restated Consignment
             Agreement Dated July 26, 1994 dated December 26,
             1996 between the Registrant and Rhode Island
             Hospital Trust National Bank                              21

    10.4     Asset Purchase Agreement dated January 29, 1997
             Between Piercing Pagoda, Inc., EARS, Inc., Weaver's
             Gems and Minerals, Inc. and Gemstone Jewelry, Inc.        22

     11      Statement regarding computation of net income per
             common share and common share equivalent                  35

     27      Financial Data Schedule                                   36