Form 10-K
period 1997-03-31
PIERCING PAGODA INC
filed 1997-06-27
CIK 925544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
 (Mark one)
      (X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

      (  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-24860

                              PIERCING PAGODA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        23-1894725
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                      3910 ADLER PLACE, BETHLEHEM, PA 18017
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (610) 691-0437

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 25, 1997 was approximately $44,262,873.

The number of shares outstanding of the Registrant's common stock is 5,283,620 (as of June 25, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders presently scheduled to be held on September 17, 1997 are incorporated by reference into Part III of this Form 10-K.

                              PIERCING PAGODA, INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                     PART I

         Item 1.      BUSINESS                                                                      3

         Item 2.      PROPERTIES                                                                   12

         Item 3.      LEGAL PROCEEDINGS                                                            13

         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          13

         Item 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT                                         14

                                     PART II

         Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS                                              15

         Item 6.      SELECTED CONSOLIDATED FINANCIAL DATA                                         15

         Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                18

         Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY
                      DATA                                                                         27

         Item 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE                                                                   49

                                    PART III

         Item 10.     DIRECTORS AND EXECUTIVE OFFICERS
                      OF REGISTRANT                                                                49

         Item 11.     EXECUTIVE COMPENSATION                                                       49

         Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                        49

         Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               49

                                     PART IV

         Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K                                                      50

                                     PART I

         ITEM 1.      BUSINESS

             The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the following "Business" section and elsewhere in this Annual Report are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements, which may be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," and similar expressions, are only predictions and that actual events or results may differ materially. Forward-looking statements include those relating to: the ability of the Company to successfully assimilate and increase the net sales volume and profitability of recently acquired and newly opened stores, anticipated store openings and closings, estimated capital expenditures, and the absence of material adverse impact expected from the possible loss of any current supplier, the possible termination of any current consignment agreement arrangement, the possible enactment of new legislation or modification of existing legislation, the possible purchase of the Company's stores in Florida by a licensee of the Company and legal proceedings. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: (i) the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into the Company's existing operations; (ii) the Company's ability to successfully implement and improve management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; (iii) fluctuations in quarterly net sales, and, in particular, third quarter net sales; (iv) fluctuations in gold prices; (v) competitive conditions; (vi) economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; and (vii) the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.

             GENERAL

                  Piercing Pagoda is the largest retailer of gold jewelry through kiosk stores in the United States. At May 7, 1997, the Company operated 734 stores in 43 states and Puerto Rico, including 710 kiosk stores and 24 in-line stores. The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry, all in basic styles at everyday low prices. The Company's stores are generally located in high traffic concourses of regional shopping malls and are primarily operated under the names Piercing Pagoda, Plumb Gold and Silver and Gold Connection. The Company's kiosk stores average approximately 165 square feet in size, typically carry approximately 3,300 SKUs, require a low initial investment, can be opened quickly and are easily accessible and visible within malls. During fiscal 1997, the average price of a jewelry item sold by the Company was approximately $24 and average comparable store net sales per square foot were approximately $1,848. The Company believes that its low price points and focused merchandise selection differentiate it from other mall-based jewelry retailers.

             OPERATING STRATEGIES

                  Piercing Pagoda's objective is to maintain its leadership of the gold jewelry kiosk market and increase its penetration in malls throughout the United States while enhancing the profitability of its overall operations. Principal elements of the Company's strategy to achieve this objective are as follows:

                  Focused Merchandise Selection. The Company differentiates its merchandise selection from other jewelry retailers by focusing on basic styles of lower-priced 14 karat and 10 karat gold jewelry, comprised primarily of chains, bracelets, earrings, charms and rings. The Company offers an extensive selection within each merchandise category, and its stores typically carry approximately 3,300 SKUs. The average price of a jewelry item sold by the Company in fiscal 1997 was approximately $24. Approximately 73% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

                  Easy-to-Shop Environment. The Company seeks to locate its kiosk stores in high traffic areas of regional malls and emphasizes strong visual presentations of its stores and its merchandise to appeal to both destination customers and impulse shoppers. Each item has a clearly visible price tag that facilitates browsing and comparison shopping while minimizing the need for sales support. The merchandise is displayed on specially designed pads in glass showcases which maximize the number of items shown.

                  Competitive Everyday Low Pricing. Piercing Pagoda's pricing policy is to maintain everyday low prices complemented by selective promotions. The Company's goal is to be the value leader in the popular-priced gold jewelry business in the markets that it serves. The Company regularly monitors price levels at its competitors in order to ensure that its prices are competitive and the Company believes that its volume purchasing and established relationships with suppliers contribute to its ability to remain competitive.

                  Customer Service. The Company emphasizes providing knowledgeable and responsive customer service to distinguish Piercing Pagoda from its competition and to create customer loyalty. Accordingly, the Company has developed and implemented extensive employee training and incentive programs. The Company believes that its commitment to customer service, along with a lifetime guarantee for its merchandise, its complimentary ear piercing service with the purchase of earrings and its "buy-five-get-one-free" jewelry club, enhance the Company's ability to generate repeat business and to attract new customers.

                  Sophisticated Management Information Systems. The Company is committed to maintaining sophisticated management information systems. Currently, the Company utilizes a customized management information system that incorporates point-of-sale computers in its stores with an inventory management and replenishment system. These proprietary systems allow the Company to monitor and control effectively the merchandise at its stores and enable the Company to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise. The Company is presently in the process of upgrading its inventory management and financial and accounting systems to accommodate its growth. The new inventory management software system will utilize Windows NT-based client/server technology and will be modified to replicate certain custom elements of the Company's current system. The new financial and accounting and inventory management systems are expected to be operational in the third quarter of fiscal 1998 and in early fiscal 1999, respectively.

             EXPANSION STRATEGY

                  Prior to fiscal 1996, the Company expanded primarily through new store openings. The Company solidified its position as the largest operator of gold jewelry kiosk stores in the United States by acquiring 93 stores in January 1997 and 43 stores in April 1997 from companies that had been the second and third largest gold jewelry kiosk store operators. The Company believes that the Gemstone Acquisition (as hereinafter defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") and the Silver & Gold Acquisition (as hereinafter defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") provide the Company with many attractive store locations and that the Company's plan to convert the acquired stores to the Company's format and to implement the Company's merchandising strategies will result in increased net sales and profitability in the acquired stores. The Company plans to achieve these results by revising and managing the product mix of the acquired stores to reflect the Company's merchandising strategy, and by retraining sales associates and store management personnel to provide the level of customer service emphasized in the Company's other stores and to improve operational efficiencies. Based on information provided by the respective sellers, the average net sales of the stores acquired in the Gemstone Acquisition for the twelve months ended December 31, 1996 were approximately $205,000, and the average net sales of the stores acquired in the Silver & Gold Acquisition for the twelve months ended January 31, 1997 were approximately $272,000. For fiscal 1997, the Company's average net sales per comparable store was $303,000. The Company believes that its substantial experience in opening new stores and recent experience in integrating the stores acquired in the Earring Tree Acquisition (as hereinafter defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") will facilitate the integration of the acquired stores. However, there is no assurance that the Company will successfully integrate the acquired stores and failure to do so could have a material adverse effect on the Company's results of operations and financial condition.

                  With a total of 734 stores in operation as of May 7, 1997, the Company intends to focus its attention in fiscal 1998 on the assimilation of these recently acquired stores, as well as on increasing the productivity of the 80 net new stores it has opened since the beginning of fiscal 1997. The Company believes that, because the net sales volume and store contribution of the newly acquired stores are generally below those in the Company's comparable store base (currently, stores in operation since April 1995), the Company has an opportunity to increase the net sales volume and store contribution of these stores, as well as to better leverage central infrastructure costs (as adjusted for increases resulting from the acquisitions). However, as the newly acquired stores enter the Company's comparable store base (beginning after fiscal 1999 as to the Gemstone Acquisition and fiscal 2000 as to the Silver & Gold Acquisition), they are likely to have a negative initial impact on comparable store productivity, even if the Company registers an increase in total and comparable store net sales.

                  Because the recent acquisitions included the two largest gold jewelry kiosk operators other than the Company, the Company does not expect to maintain the rate of recent store acquisitions. Accordingly, the Company intends to return to its core strategy of expanding primarily through opening new stores. The Company plans to open approximately 60 to 70 new stores in fiscal 1998 and approximately 70 to 90 new stores in fiscal 1999 (excluding any acquisitions), and to close an aggregate of approximately 20 existing stores during that two-year period. At May 7, 1997, the Company had signed lease commitments for 25 new stores (none of which is in Florida), substantially all of which it plans to open during fiscal 1998. Of these, 19 are in malls which are new to the Company.

                  In selecting sites for new stores, the Company generally seeks malls that have at least 500,000 square feet, a high volume of shopping traffic, strong anchor tenants and sites available in the higher traffic areas of the mall. Opening a new store generally requires a total investment of approximately $107,000, including approximately $70,000 of inventory (a portion of which is generally financed through consignment arrangements), $30,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $7,000 for pre-opening expenses which are expensed when incurred. New stores can typically be opened within eight weeks after obtaining a lease commitment. In addition to evaluating malls in which it does not operate stores, the Company continually evaluates malls where its stores are located to determine whether net sales volumes warrant another kiosk in such malls. The Company believes that Piercing Pagoda's strong national retailing reputation, along with the flexibility of its kiosk store format, make its stores attractive to mall developers and managers.

         As part of its ongoing operations, the Company continually evaluates the performance of its stores and the malls in which they are located. Since kiosks require a relatively low investment to open and can be moved relatively easily, the Company's expansion strategy includes closing kiosks when appropriate and relocating the kiosks to new locations. During the past three fiscal years, the Company has closed 21 stores.

         The Company's expansion may also include retail concepts and locations other than the Company's standard kiosks in regional malls. As of May 7, 1997, the Company operated 24 in-line stores, most of which were acquired as part of the Earring Tree Acquisition, and expects to open less than five in-line stores in fiscal 1998 as it evaluates whether to expand its in-line store operations. The in-line store format may allow the Company to expand into malls where kiosks are not utilized, as well as to increase its presence in malls where it already operates kiosks; to offer a larger selection of merchandise, including higher price points; and to take advantage of certain favorable lease opportunities if and when they are presented. During the 1996 holiday season, the Company operated 50 seasonal retail mall carts, selling primarily silver jewelry under the name Silver Station. In addition, the Company may consider limited expansion into outlet malls or less traditional retail locations such as airport terminals. In appropriate situations, the Company will continue to evaluate potential acquisitions of existing stores or store sites from third parties.

    MERCHANDISING AND MARKETING

    Merchandising

         The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry. The Company focuses its merchandise selection, approximately 95% of which is gold jewelry, on basic styles at everyday low prices. The Company believes that, by offering a broad assortment of basic styles, it provides its customers with a wide variety of choices while limiting merchandising risks associated with fashion trends. The Company maintains a balance between new merchandise and proven successful styles. Prior to introducing new items in all of its stores, the Company usually tests the items in approximately 50 of its highest volume stores. The Company's stores typically carry approximately 3,300 SKUs, approximately 82% of which have list prices between $10 and $80, and during fiscal 1997 generated an average jewelry item selling price of approximately $24. The Company also offers a selection of non-jewelry items such as ear care products and jewelry cleaners. Approximately 73% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

During fiscal 1997, the Company's store net sales by merchandise category as a percentage of total store net sales were as follows:

                                                              Percent
                                                              of Total
         Merchandise Category                             Store Sales (1)
-----------------------------------------------------------------------------
  Gold
      Chains and bracelets                                       35%
      Charms and rings                                           27
      Earrings                                                   25
      Miscellaneous Items                                         1
-----------------------------------------------------------------------------
       Total gold                                                88
  Silver jewelry and other items                                 12
-----------------------------------------------------------------------------
       Total net store sales                                  100.0%
-----------------------------------------------------------------------------

         (1) Excludes $2.7 million of wholesale sales to the Florida Licensee. See "Properties."


    Marketing

        Piercing Pagoda's pricing policy is to maintain everyday low prices complemented by selective promotions. The Company seeks to be the value leader for popular-priced gold jewelry in the malls in which its stores are located. The Company's stores display merchandise on pads in glass enclosed showcases with clearly visible price tags that facilitate browsing and comparison shopping, while minimizing the need for sales support. The modular merchandise display trays in which the merchandise pads fit are configured so as to maximize the number of items displayed and to minimize unused space in the showcases. Generally, gold merchandise is priced based on the price the Company paid its suppliers for such merchandise, and the items are not repriced based on normal fluctuations in the price of gold. The Company regularly monitors price levels at its competitors in order to ensure that its prices are competitive, and the Company believes that its volume purchasing and established supplier relationships contribute to its ability to remain competitive. In addition to everyday low prices, the Company has a "buy-five-get-one-free" jewelry club. In fiscal 1997, the Company increased its promotional events, such as events featuring "Your Choice $19" and "Buy One, Get One at 1/2 Off," as well as occasional clearance sales. The Company intends to continue to emphasize these promotions and to monitor them in order to assess their relative success.

        In addition to emphasizing lower prices, extensive selection, 734 nationwide locations as of May 7, 1997 and over 20 years of retail experience, the Company promotes the following:

        Complimentary ear piercing. With the purchase of earrings, the Company offers complimentary ear piercing and a free check-up after four weeks. The Company utilizes a state-of-the-art ear piercing system and requires all employees performing ear piercing services to be trained and recertified by the Company annually. The Company limits its ear piercing service to the ear and will not pierce any other part of the body. During fiscal 1997, approximately 11% of the Company's net sales were derived from the sale of earrings in connection with complimentary ear piercing.

        Lifetime guarantee on all jewelry items. The Company will repair or replace, at no cost, all merchandise with manufacturing defects.

         Membership in the "buy-five-get-one-free" jewelry club. The Company offers a customer incentive program pursuant to which, after five purchases, a customer is entitled to a credit on the next purchase equal to the average price paid for the five purchased items. During fiscal 1997, customers applied approximately $3.8 million of credits received under the jewelry club to purchases.

         Free layaway. The Company will hold items for up to 90 days, with a deposit, for customers until the full purchase price is paid.

         Piercing Pagoda relies primarily on highly visible store locations, attractive store designs and an inviting visual presentation of merchandise to attract prospective customers. In addition, it occasionally utilizes fliers, brochures and other point-of-sale materials to educate potential consumers about the features and benefits of shopping at the Company's stores.

         The Company generally does not advertise independently, but does participate in programs sponsored by the malls in which the Company operates, including local and regional newspaper advertising, advertising circulars, seasonal full-color catalogues and radio and television commercials. In almost all of the Company's locations, the Company is obligated by the terms of its lease to contribute to the cost of the mall's advertising. The Company also participates in national discount coupon book programs, mall-sponsored promotions and a variety of public relations activities.

         Unlike many jewelry retailers, the Company does not extend credit to its customers, thereby minimizing bad debt expense. Approximately 76% of all purchases are cash transactions (including personal checks) with the remaining purchases being credit card sales.

     STORES

         At May 7, 1997, the Company operated 734 stores in 43 states and Puerto Rico, including 710 kiosk stores and 24 in-line stores, primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 165 square feet, with approximately 37 linear feet of display cases. The Company generally seeks to locate its kiosk stores in high traffic areas of mall concourses, and has created several standard kiosk store designs that can be adapted to a particular store's location or to the design requirements of the mall. The kiosks are manufactured to the Company's specifications by third party kiosk suppliers and typically can be completed so that new stores can be opened within eight weeks after obtaining a lease commitment. At May 7, 1997, the Company operated stores in 539 malls, and operated more than one location in 163 of those malls. Of the stores operated, 24 were in-line stores, most of which were acquired as part of the Earring Tree Acquisition.

         In January 1997 and April 1997, the Company solidified its position as the largest operator of gold jewelry kiosk stores by acquiring 93 and 43 kiosk stores, respectively, from the companies that had been the second and third largest gold jewelry kiosk operators. The stores purchased were generally comparable in size to the Company's other stores and sold similar merchandise. In addition, 113 of those stores are in malls where the Company is already operating.

    The following table sets forth the Company's store openings and closings for the periods indicated:

                                                     Fiscal year ended March 31,
                                          ------------------------------------------------------
                                           1995           1996           1997          1998(1)
------------------------------------------------------------------------------------------------
Number of stores:

  Beginning of period ..........            295            366            513            682

  Opened/acquired:

     Piercing Pagoda(2) ........             63            121            108             18

     Plumb Gold(3) .............             14             34             66              2

     Silver & Gold Connection(4)            --             --             --              34

     Other(5) ..................            --             --               2            --
--------------------------------------------------------------------------------------------

          Total opened(6) ......             77            155            176             54
--------------------------------------------------------------------------------------------

     Total closed(7) ...........              6              8              7              2
--------------------------------------------------------------------------------------------

     Total at end of period ....            366            513            682            734
============================================================================================

(1)         Through May 7, 1997.

(2) Includes six stores in fiscal 1995, 42 stores in fiscal 1996, 41 stores in fiscal 1997 and eight stores in fiscal 1998, respectively, that were acquired and reopened under the Piercing Pagoda name. Includes stores operated under the name Piercing Pagoda Too in malls where a store is operated under the name Piercing Pagoda. Other than the acquisitions noted, stores that change names are not included as new openings.

(3) Includes seven stores in fiscal 1995, 24 stores in fiscal 1996, 55 stores in fiscal 1997 and two stores in fiscal 1998, respectively, that were acquired and reopened under the Plumb Gold name. Other than the acquisitions noted, stores that change names are not included as new openings.

(4) All of these stores were acquired in April 1997 and reopened in May 1997 under the same name.

(5) These stores are currently operated under the Gemstone name, although the Company intends to change the name of these stores to one of its three primary names.

(6) Includes one in-line store in fiscal 1995, 14 in-line stores in fiscal 1996 and seven in-line stores in fiscal 1997.

(7) Includes one store sold to the Florida Licensee in each of fiscal 1995 and fiscal 1997, and two stores sold in fiscal 1998. Does not include three stores that the Florida Licensee notified the Company in April 1997 it intends to purchase. See "Properties."

    STORE OPERATIONS

        Store operations are divided into eight regions, each of which is supervised by a regional manager. The regional managers supervise the Company's district managers, each of whom is responsible for an average of approximately ten stores within a specific geographic area. Each of the Company's stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates greatly depending on seasonal needs.

        The Company believes that providing knowledgeable and responsive customer service is a crucial element to its success and, accordingly, has developed and implemented extensive employee training and incentive programs. In addition to training during the first few weeks of employment and frequent field training, the Company produces training videos for sales associates. The Company monitors its training program by having sales associates complete worksheets after viewing each video. Additionally, every August, all sales personnel complete "Piercing University" where they are retrained in the state-of-the-art, safe, sterile ear piercing method utilized by the Company. Store managers, most of whom are promoted from within the Company and over 34% of whom (excluding personnel hired in connection with the January and April 1997 acquisitions) have been with the

Company longer than three years, also complete extensive training programs during which they receive training in management skills and employee relations as well as in sales and customer service. The Company regularly monitors customer service at its stores by using "secret shoppers" who complete evaluation forms after visiting stores as customers. Regional managers and district managers, over 57% of whom have been with the Company over five years, generally spend approximately one week, two to four times per year, in the Company's corporate headquarters where they receive ongoing administrative and operational training.

         The Company seeks to instill enthusiasm and dedication in its store management personnel and sales associates through incentive programs and regularly solicits employee suggestions regarding store operations. Management believes that its employee-oriented culture creates a sense of personal accountability among its employees, as well as pride in the Company and its merchandise, resulting in a higher level of customer service. Sales associates, as well as store management personnel, receive base compensation plus incentive compensation and are entitled to discounts on purchases. The Company seeks to motivate its store personnel to focus on team success by having the incentive portion of their compensation related primarily to store performance and to a lesser extent to individual performance. District managers and their supervisors are eligible for stock options and stock purchases on a discounted basis pursuant to the Company's 1995 Employee Stock Purchase Plan, as well as for commissions and bonuses. The Company experiences a significant amount of turnover among its personnel, especially among its sales associates, that it believes is typical of its industry.

PURCHASING AND DISTRIBUTION

         The Company's centralized purchasing department selects and test markets its merchandise, develops relationships with suppliers and monitors the merchandise levels at the Company's stores and corporate distribution center. Target merchandise levels for each store are calculated according to the individual store's sales volume of each item. Merchandise is delivered in bulk to the Company's headquarters where the Company's in-house merchandise staff prepares all items for display on merchandise pads, thereby eliminating supplier display preparation charges. Items are tagged with a price and stickered with a bar code label for tracking.

         The Company utilizes approximately 150 vendors, primarily in the United States, Italy and Asia, who supply various jewelry products. The Company's purchase agreements with its suppliers are all denominated in U.S. dollars. During fiscal 1997, the Company's five largest suppliers accounted for approximately 43% of the merchandise purchased by the Company. Two of these suppliers accounted for 11% and 10%, respectively, of the Company's purchases during fiscal 1997. The Company does not believe that the loss of any current supplier would adversely affect its operations. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores.

         The Company maintains a quality control program, with all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's offices. In addition, the Company regularly assays a portion of gold merchandise shipments to assure that the merchandise is of the karat represented by the supplier.

         MANAGEMENT INFORMATION SYSTEMS

                  The Company currently uses a proprietary, customized UNIX-based system for both its financial and accounting and inventory management systems. Through nightly polling of in-store registers, the Company monitors sell-through information and inventory levels, enhancing the Company's ability to control effectively the merchandise at its stores and to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise.

                  In order to accommodate recent growth, the Company plans to implement new inventory management and replenishment software that is currently used by certain other major retailers, and to upgrade its financial and accounting software. It is expected that the new inventory management software will be modified to replicate certain custom elements of the Company's existing system. Both the inventory management software and the financial and accounting software that the Company plans to install utilize the SQL relational database and a Windows NT-based client/server architecture. The Company believes that the combination of the new software and client/server technology will provide the Company with better analytical tools and enhance the information-sharing capabilities of the Company's management information systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  The Company anticipates that the new financial and accounting and inventory management systems will be operational by the third quarter of fiscal 1998 and the first quarter of fiscal 1999, respectively. It is expected that the new systems will be run parallel with the existing systems until the quality of performance of the new systems is confirmed. There is no assurance that the Company will be able to successfully implement these new systems.

         COMPETITION

                  The retail jewelry business is highly competitive and the Company believes that the primary elements of competition in the popular-priced jewelry business are price, selection, customer service, quality and the appeal and convenience of store locations. The Company competes with national and regional jewelry chains, department stores, local independently owned jewelry stores and chains, catalogue showrooms, discounters, direct mail suppliers and televised home shopping networks. Certain of the Company's competitors have significantly greater financial and other resources than the Company. The retailing business is affected by changes in consumer taste, demographic trends and the type, number and location of competing stores. The Company also believes that it competes for store locations and for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

         EMPLOYEES

                  As of March 31, 1997, the Company had approximately 1,672 full-time and approximately 2,053 part-time employees. Of these, 255 were employed full-time and 82 part-time at the Company's corporate offices and distribution facility while the balance were employed as part of the Company's field sales force. The number of employees fluctuates depending on seasonal needs. During the fiscal 1997 peak holiday season, the Company had 3,053 part-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers relations with its employees to be good.

         TRADEMARKS

                  The Company believes its registered trademarks "Piercing Pagoda and Design" and "Silver Station," along with the Company logo and "Plumb Gold" name, are important elements of the Company's marketing strategy. In addition, the Company has a trademark application pending for "Piercing Pagoda the Gold Company," and recently acquired rights to the name "Silver & Gold Connection," for which there is also a trademark application pending. The Company is not otherwise dependent on any patent, trademark, service mark or copyright.

         GOVERNMENT REGULATION

                  The Company's ear piercing service is not regulated by federal statute. Currently, Oregon is the only state in which the Company operates that regulates ear piercing activities. Legislation in Oregon requires the Company, and any of its employees administering ear piercing services in stores in Oregon, to be licensed by the State. The legislation also deems ear piercing through anywhere but the lobe of the ear to be body piercing, which is subject to additional restrictions, including that it must be performed in a separate room. Accordingly, the Company limits its ear piercing to the ear lobe in Oregon. The Company is aware of approximately 31 jurisdictions in which legislation to regulate ear piercing establishments is pending, including Maryland and Massachusetts where the Company currently operates 32 stores and 29 stores, respectively. The proposed Maryland legislation would subject ear piercing through other than the lobe to restrictions similar to those imposed by the Oregon legislation. The proposed Massachusetts legislation directs regulators to develop procedures applicable to body piercing, which the proposed legislation currently defines to exclude the ear lobe but to include all other parts of the ear. Generally, however, pending legislation proposes requiring the consent of a parent or guardian in order to pierce the ears of a minor (which the Company requires even in the absence of legislation), the posting of certain notices and the obtaining of certain registrations and licenses, but does not require special procedures for piercing of portions of the ear other than the lobe. Management believes that the Company complies in all material respects with applicable legislation. While the Company does not expect existing or proposed legislation to have a material adverse effect on the Company's business, there is no assurance that governmental bodies will not modify existing legislation in such a way, or enact new legislation, that would restrict or prohibit the Company from providing ear piercing services in its stores or otherwise continuing to conduct its business as presently operated.

                  In April 1993, after an investigation, the Occupational Safety and Health Administration ("OSHA") issued an opinion that establishments which use an ear piercing system such as the one utilized by the Company and which maintain an ear piercing policy such as the Company's do not expose employees to blood and, therefore, are not subject to OSHA regulations concerning employee exposure to blood.

         ITEM 2.      PROPERTIES

                  The Company leases all of its store locations, but owns the kiosks and other fixtures. The Company's typical lease is for a period of five years and includes a minimum base rent, a percentage rent based on store sales, a common area maintenance charge and payments to a merchants' association. In addition, substantially all of the Company's leases require the Company to contribute to the cost of advertising for the mall in which the store subject to the lease is located. The Company is generally required under the terms of its leases to maintain and conform its stores to agreed upon standards. Of the Company's store leases at March 31, 1997, approximately 128 expire before March 31, 1998. The acquisitions of 93 stores in January 1997 and 43 stores in April 1997 were completed without obtaining landlords' prior consent. Over 90% of the consents have now been obtained with respect to the January 1997 acquisition. The Company has recently begun pursuing consents in connection with the April 1997 acquisition and, as of May 14, 1997, had obtained four of such consents. Although the Company believes that, as a result of its financial and operating strength and its relationships with many major landlords, it will be able to obtain substantially all the remaining consents on reasonable terms, there is no assurance that its negotiations will be successful. Accordingly, there is a risk that certain stores would have to be closed if consent is not obtained.

                  The Company also licenses the use of its store names and concept to an independent store operator with 16 stores and one retail mall cart in Florida (the "Florida Licensee"). In order to reach a negotiated resolution of rights of the Florida Licensee who had been a franchisee of the Company, the Company entered into an agreement with the Florida Licensee pursuant to which the Florida Licensee generally has the right to acquire, at prices favorable to the Florida Licensee, the Company's stores operating in the State of Florida and has the right of first refusal with respect to new locations in that State. The Florida Licensee purchases its inventory from the Company and pays the Company a royalty on its net sales. In each of fiscal 1995 and fiscal 1997, the Florida Licensee exercised its right to acquire one store from the Company. Since the beginning of fiscal 1998, the Florida Licensee has delivered written notice to the Company of its intention to acquire five additional stores, two of which the Florida Licensee acquired in May 1997. In addition, the Florida Licensee has recently expressed interest in acquiring another three stores from the Company. Of the 38 stores which the Company currently operates in Florida, five were acquired from the Florida Licensee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                  The Company owns a 73,000 square foot building in Bethlehem, Pennsylvania which serves as its corporate headquarters and distribution center. As a result of recent acquisitions, the Company's distribution facilities are near capacity. Accordingly, it plans to begin construction during fiscal 1998 of an approximately 50,000 square foot facility on approximately five acres of vacant land it owns adjacent to the Bethlehem property. This new facility is planned to be used primarily for additional distribution and warehousing functions.


         ITEM 3.      LEGAL PROCEEDINGS

             Piercing Pagoda is not a party to any legal proceedings, other than certain actions arising in the ordinary course of business. The Company does not believe that any such claims and lawsuits, either individually or in the aggregate, will have a material adverse effect on Piercing Pagoda's results of operations or financial condition.

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1997.

         ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company as of March 31, 1997. All executive officers serve at the discretion of the Board of Directors of the Company.

-------------------------------------------------------------------------------
     Name            Age             Position with Company
-------------------------------------------------------------------------------
Richard H. Penske     54      Chairman of the Board and Chief Executive Officer
John F. Eureyecko     48      President, Chief Operating Officer, Secretary and
                              Director
Barry R. Clauser      43      Senior Vice President -- Merchandise Operations
Sharon J. Zondag      42      Senior Vice President -- Store Operations
Brandon R. Lehman     44      Treasurer
-------------------------------------------------------------------------------


         Richard H. Penske has served the Company and its predecessor in various capacities for more than 25 years. Mr. Penske served as President of the Company from 1980 to June 1996, and has served as the Chief Executive Officer since 1986. Mr. Penske has served as a director of the Company since 1978.

         John F. Eureyecko joined the Company in October 1991 and has served as President and Chief Operating Officer since June 1996. Mr. Eureyecko had previously served as Executive Vice President from January 1992 to June 1996 and as Chief Financial Officer from February 1994 to June 1996. Mr. Eureyecko was elected as Secretary in January 1992 and as a director in March 1994. Mr. Eureyecko joined the Company with 18 years experience at Triangle Building Supplies and Lumber Co., a building materials retailer, where he last served as Senior Vice President and General Manager.

         Barry R. Clauser joined the Company in October 1976 as an assistant to the Executive Vice President. He has served as the Company's Senior Vice President - Merchandise Operations since April 1988.

         Sharon J. Zondag joined the Company in October 1976 as an Assistant Store Manager. Ms. Zondag served as Vice President - Store Operations from February 1986 to March 1988. Since March 1988, Ms. Zondag has served as Senior Vice President - Store Operations.

         Brandon R. Lehman joined the Company in August 1991 as a staff accountant and became the Corporate Controller in 1992. Mr. Lehman was elected Treasurer in March 1994. Mr. Lehman joined the Company with 16 years of experience at Ice City, Inc., a retailer of seasonal products, where he last served as Corporate Treasurer.

                                     PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company consummated the initial public offering of its common stock on October 20, 1994, and its common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PGDA".

             The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on Nasdaq, for the last two fiscal years:

                                               High             Low
                                               ----             ---
             Fiscal year 1996
             ----------------
             First Quarter                     $10.63         $ 7.63
             Second Quarter                    $14.88         $10.25
             Third Quarter                     $18.50         $13.75
             Fourth Quarter                    $18.50         $12.75

             Fiscal year 1997
             ----------------
             First Quarter                     $18.75         $13.25
             Second Quarter                    $22.25         $17.00
             Third Quarter                     $24.25         $20.00
             Fourth Quarter                    $26.63         $21.00


             As of June 13, 1997, there were approximately 128 holders of record of the Company's common stock.

             There are currently no restrictions on the use of retained earnings for the distribution of dividends, as long as the Company is not, or the making of such distribution would not cause the Company to be, in default under its existing credit facility. However, the Company currently intends to retain any future earnings to fund operations and continued development of its business and, therefore, does not anticipate paying cash dividends on its common stock for the foreseeable future. The payment of dividends is at the discretion of the Company's Board of Directors and will be based upon the earnings, capital requirements and operating and financial condition of the Company, among other factors, at the time such dividends are considered. The Company has not paid any dividends since the beginning of fiscal 1996.

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

             The selected financial data for the five years ended March 31, 1997 is qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                     Fiscal Year Ended March 31,
                                                  ---------------------------------------------------------------------
                                                     1997           1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------------------
                                                    (In thousands, except per share and selected operating data)
INCOME STATEMENT DATA:
   Net Sales ..................................     $166,885      $121,581      $ 86,076      $ 68,922      $  58,725
   Cost of goods sold and occupancy expenses
     (excluding depreciation on kiosks) .......       92,308        67,440        48,069        37,961         31,766
---------------------------------------------------------------------------------------------------------------------
   Gross Profit ...............................       74,577        54,141        38,007        30,961         26,959
   Selling, general and administrative expenses
     (including depreciation on kiosks) .......       60,845        43,887        30,007        25,122         22,706
   Restricted stock compensation bonus (1) ....         --            --            --             390           --
---------------------------------------------------------------------------------------------------------------------
   Income from operations .....................       13,732        10,254         8,000         5,449          4,253
   Interest and other income ..................          386           282           307           370            228
   Interest expense ...........................        2,208         1,306         1,427         1,464          1,498
---------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes ...............       11,910         9,230         6,880         4,355          2,983
   Income tax expense (2) .....................        4,372         3,553         3,352           121            112
---------------------------------------------------------------------------------------------------------------------
   Net income (2) .............................     $  7,538      $  5,677      $  3,528      $  4,234      $   2,871
---------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA:
     Earnings per share .......................     $   1.40      $   1.07
     Weighted shares outstanding ..............        5,389         5,325

PRO FORMA DATA:
   Pro forma net income (2) ...................                                 $  4,156      $  2,624
   Pro forma net income per share (2) (3) .....                                 $   0.91      $   0.67
   Pro form weighted share outstanding (3) ....                                    4,558         3,895

SELECTED OPERATING DATA:
   Number of stores at beginning of period ....          513           366           295           279            285
   Stores added (net of closures and sales) ...          169           147            71            16             (6)
---------------------------------------------------------------------------------------------------------------------
   Stores at end of period ....................          682           513           366           295            279
---------------------------------------------------------------------------------------------------------------------

   Average jewelry units sold per
     comparable store (rounded) (4) ...........       12,000        11,600        10,800         9,500          8,300
   Average comparable store net sales (5) .....     $303,000      $295,000      $266,000      $241,000      $ 208,000
   Average comparable store
     net sales per square foot (6) ............     $  1,848      $  1,821      $  1,652      $  1,544      $   1,333
   Average comparable store square footage (6)           164           162           161           153            153
   Percentage increase  in
     comparable store net sales (7) ...........          7.6%         12.4%          9.8%         13.8%          14.2%

                                                                              March 31,
                                             --------------------------------------------------------------------------
                                                     1997           1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
BALANCE SHEET DATA:
   Working capital ............................      $40,649       $15,948       $13,556       $ 3,464        $ 2,908
   Inventory ..................................       43,109        25,390        15,128        12,413         11,378
   Total assets ...............................       79,741        47,906        32,122        26,749         24,062
   Current installments of long-term debt .....          234         5,910           --          5,693          6,216
   Long term debt, less current installments...       26,690         2,350           --         10,628          6,104
   Stockholders' equity .......................       37,522        29,579        23,862         2,335          6,636
-----------------------------------------------------------------------------------------------------------------------

         (1) The restricted stock compensation bonus in fiscal 1994 was due to the Company granting a bonus to seven employees and directors equal to approximately $1.78 for each share purchased by such employees and directors under the Company's 1994 Restricted Stock Plan. The bonuses were used by the recipients to pay a portion of the purchase price for the shares purchased. The Company has not since and does not anticipate granting similar bonuses in the future.

         (2) For fiscal years 1993 and 1994 the Company was an "S" corporation for federal and certain state income tax purposes and, accordingly, was subject only to limited corporate income taxes. For fiscal 1995, income tax expense includes the state tax expense for certain states in which the Company did not elect "S" corporation status prior to the initial public offering in October 1994, a one-time deferred tax charge for conversion from "S" corporation to "C" corporation status for federal and certain state purposes, and the current and deferred taxes applicable to the Company's income as a "C" corporation for the period after the initial public offering. Due to the allocation method utilized for tax return purposes, tax expense for the post offering period includes taxes payable to taxing authorities and payments to certain of the Company's stockholders pursuant to a tax indemnification agreement between the Company and such stockholders. See Notes to Consolidated Financial Statements.

         (3) Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding during fiscal 1994 and fiscal 1995, as adjusted to give effect at all times to the sale or other issuance of shares during March and June of fiscal 1994. See Note 1 of Notes to Consolidated Financial Statements.

         (4) Fiscal 1995, fiscal 1996 and fiscal 1997 reflect average jewelry units sold per comparable store based on 260, 283 and 355 comparable stores, respectively, which represent the number of all stores open at the end of such fiscal year which were also open as of the beginning of the preceding year. Average jewelry units sold per store in fiscal 1993 and fiscal 1994 is calculated by dividing the total jewelry units sold by the Company's stores during the period by the average of the total beginning and ending number of stores and is rounded to the nearest hundred. Due to the significant number of new store openings in the last three fiscal years, the Company believes comparable store data is a more meaningful measure of the growth in unit sales at its stores than total store data.

         (5) Average net sales per comparable store is calculated based on the net sales of all stores open as of the beginning of the preceding fiscal year divided by the number of such stores.

         (6) Fiscal 1995, fiscal 1996 and fiscal 1997 reflect average net sales per square foot for comparable stores (those stores open at the end of the respective fiscal year which were also open as of the beginning of the preceding fiscal year) based on the approximate average square footage per comparable store of 161, 162 and 164 square feet, respectively. Average net sales per square foot in fiscal 1993 and fiscal 1994 is based on the average net sales per store divided by 153, the approximate average square footage for all stores during both periods. Average net sales per store in fiscal 1993 and fiscal 1994 is based on the net sales, less wholesale sales, divided by the average of the total beginning and ending number of stores per period. Due to the significant number of larger, new store openings in the latest three fiscal years, the Company believes comparable store data is a more meaningful measure of the growth in sales per square foot at its stores than total store data.

         (7) Comparable store net sales data are calculated based on the change in net sales of all stores open as of the beginning of the preceding fiscal year.

         ITEM     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

             The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the "Business" section and elsewhere in this Annual Report are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements, which may be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," and similar expressions, are only predictions and that actual events or results may differ materially.

             OVERVIEW

             Founded in 1973 as a successor to a company that opened its first store in 1972, Piercing Pagoda operated 710 kiosk stores and 24 in-line stores in regional malls in 43 states and Puerto Rico as of May 7, 1997. Prior to fiscal 1996, the Company expanded primarily through new store openings. Since the beginning of fiscal 1996 through May 7, 1997, the Company has acquired an aggregate of 204 stores. In fiscal 1996, the Company acquired 51 kiosks and 17 in-line stores previously operated by Earring Tree, Inc., which was then in bankruptcy (the "Earring Tree Acquisition"). In January 1997 and April 1997, the Company solidified its position as the largest operator of gold jewelry kiosk stores by acquiring 93 and 43 kiosk stores, respectively, from the companies that had been the second and third largest gold jewelry kiosk operators. The stores purchased in both of these acquisitions were generally comparable in size to the Company's other stores and sold similar merchandise. These acquisitions included the leases, kiosks, fixtures and inventory of the acquired stores. The purchase prices paid in connection with the January 1997 acquisition from Gemstone Jewelry, Inc., and a related company (the "Gemstone Acquisition"), and the April 1997 acquisition from The Silver & Gold Trading Company, Inc. (the "Silver & Gold Acquisition"), were approximately $8.0 million and $8.2 million, respectively (subject to certain post-closing adjustments relating primarily to the cost of inventory), of which $6.0 million and $3.3 million, respectively, was paid for inventory at the respective sellers' cost. In addition, the Company agreed to pay $60,000 per year for five years to induce the principal stockholder of each seller to enter into a non-competition agreement. Because these acquisitions included the two largest gold jewelry kiosk store operators other than the Company, the Company does not expect to maintain the rate of recent store acquisitions. Accordingly, the rate of the Company's net sales growth is likely to moderate beginning in fiscal 1998 and moderate further in fiscal 1999.

             The Company plans to increase the net sales and store contribution of the acquired stores to more closely approximate the productivity of the Company's average comparable store ($303,000 in net sales in fiscal
         1997) by revising and managing the product mix of the acquired stores to reflect the Company's merchandising strategy, and by retraining sales associates and store management personnel to provide the level of customer service emphasized in the Company's other stores and to improve operational efficiencies. The Company also believes that these acquisitions have the potential over the longer term to increase the Company's profitability by spreading overhead over a significantly larger store base.

             Based on information provided by the respective sellers, the average net sales of the stores acquired in the Gemstone Acquisition for the twelve months ended December 31, 1996 were approximately $205,000, and the average net sales of the stores acquired in the Silver & Gold Acquisition for the twelve months ended January 31, 1997 were approximately $272,000. The Company believes that the Gemstone Acquisition and the Silver & Gold Acquisition provide the Company with many attractive store locations and that the Company's plan to convert the acquired stores to the Company's format and to implement the Company's merchandising strategies will result in increased net sales and profitability in the acquired stores. The Company believes that its substantial experience in opening new stores and recent experience in integrating the stores acquired in the Earring Tree Acquisition will facilitate the integration of the acquired stores. However, there is no assurance that the Company will successfully integrate the acquired stores and failure to do so could have a material adverse effect on the Company's results of operations and financial condition. Because a large number of recently acquired and newly opened stores, which generally have lower net sales volumes than the Company's other stores, will be entering into the base for the computation of comparable store information during the current and future fiscal years, average net sales per comparable store and average comparable store net sales per square foot may decrease in the future, even if the Company experiences increases in total and comparable store net sales.

         The rate of the Company's expansion and net sales growth may also be adversely affected to the extent that an independent store operator that is a licensee of the Company (the "Florida Licensee") exercises its right to purchase any or all of the Company's stores in Florida. See "Properties" and Note 14 of Notes to Consolidated Financial Statements. Because the Company sells merchandise to the Florida Licensee and receives a royalty from it, the Company does not believe that its net income is likely to be materially adversely affected by any such purchases.

         As part of its ongoing operations, the Company continually evaluates the performance of its stores and the malls in which they are located. Since kiosks require a relatively low investment to open and can be moved relatively easily, the Company's expansion philosophy includes closing stores where appropriate and using the kiosks, when possible, to open stores in new locations. During the past three fiscal years, the Company has closed 21 stores and expects to close an aggregate of approximately 20 stores during fiscal 1998 and fiscal 1999.

         Net sales are comprised primarily of sales generated by stores and, to a much lesser extent, wholesale sales (primarily to the Florida Licensee). See "Properties." Cost of goods sold and occupancy expenses include the cost of merchandise, rent and other occupancy expenses and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses, including depreciation on kiosks.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                                   Fiscal Year Ended March 31,
--------------------------------------------------------------------------------
                                                   1997        1996        1995
                                               ---------------------------------
Net sales ..................................      100.0%      100.0%      100.0%

Cost of goods sold and occupancy expenses
   (excluding depreciation on kiosks) ......       55.3        55.5        55.8
-------------------------------------------------------------------------------

Gross profit ...............................       44.7        44.5        44.2

Selling, general and administrative expenses
   (including depreciation on kiosks) ......       36.5        36.1        34.9
-------------------------------------------------------------------------------

Income from operations .....................        8.2         8.4         9.3

Interest and other income ..................        0.2         0.2         0.4

Interest expense ...........................        1.3         1.1         1.7
-------------------------------------------------------------------------------

Earnings before income taxes ...............        7.1         7.6         8.0

Income taxes ...............................        2.6         2.9         3.9
-------------------------------------------------------------------------------

Net income .................................        4.5%        4.7%        4.1%
===============================================================================

Pro forma net income (1) ...................                                4.8%
===============================================================================

(1) Income tax expense in fiscal 1995 includes certain amounts relating to the Company's conversion from an "S" corporation to a "C" corporation. See Notes to Consolidated Financial Statements. In fiscal 1996 and fiscal 1997, the Company was taxed as a "C" corporation in all jurisdictions. Pro forma net income is computed as if the Company were subject to federal and all applicable state corporate income taxes.

             COMPARISON OF FISCAL 1997 AND FISCAL 1996

             Net Sales

             Net sales increased $45.3 million, or 37.3%, to $166.9 million in fiscal 1997 from $121.6 million in fiscal 1996. This increase was due primarily to net sales generated by new stores opened or acquired by the Company and to a $7.6 million, or 7.6%, increase in comparable store net sales. At March 31, 1997, the Company operated 682 stores compared to 513 stores at March 31, 1996. The average jewelry units sold per comparable store increased 3.5%, to 12,000 in fiscal 1997 from 11,600 in fiscal 1996 partially due to an increase in the number of promotional events at the Company's stores versus the prior year. The average price per jewelry unit sold for all the Company's stores also increased modestly by $0.33, or 1.4%, to $24.48 in fiscal 1997 from $24.15 in fiscal 1996. Wholesale sales (primarily to the Florida Licensee) increased 42.1% to $2.7 million in fiscal 1997 from $1.9 million in fiscal 1996 to support the increased retail sales of the Florida Licensee including sales at one additional location purchased from the Company during fiscal 1997.

             Gross Profit

             Gross profit increased $20.5 million, or 37.9%, to $74.6 million in fiscal 1997 from $54.1 million in fiscal 1996 while gross profit margin increased slightly to 44.7% in fiscal 1997 from 44.5% in fiscal 1996. Gross profit margin increased due to higher mark-ups associated with lower costs of merchandise during the period, offset by an increase in promotional events held by the Company during fiscal 1997 versus fiscal 1996. The remaining improvement in gross margin primarily reflects an improvement in rent and other occupancy expenses as a percentage of net sales, reflecting the leverage of a larger sales base.

             Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased $17.0 million, or 38.7%, to $60.9 million in fiscal 1997 from $43.9 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 36.5% in fiscal 1997 from 36.1% in fiscal 1996. The increase in selling, general and administrative expense as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company. Depreciation and amortization expense increased 38.5% to $3.6 million in fiscal 1997 from $2.6 million in fiscal 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

             Interest Expense

             Interest expense increased $902,000, or 69.4%, to $2.2 million in fiscal 1997 from $1.3 million in fiscal 1996, and as a percentage of net sales, increased to 1.3% in fiscal 1997 from 1.1% in fiscal 1996. The increase in interest expense, which includes interest paid on bank borrowings, fees paid for letters of credit as part of the Company's gold consignment program and gold consignment fees, primarily reflects an increase in the Company's total average borrowings under the Company's revolving line of credit and an increase in the number of ounces consigned under the Company's gold consignment program. In addition, $2.9 million of long-term debt related to the Company's fiscal 1996 expansion of its corporate headquarters and distribution center was outstanding since the end of the first quarter of fiscal 1997.

             Income Tax Expense

             Income tax expense increased $819,000 to $4.4 million in fiscal 1997 from $3.6 million in fiscal 1996. As a percentage of earnings before income taxes, income tax expense decreased to 36.7% in fiscal 1997 from 38.5% in fiscal 1996. The increase in income tax expense is due to the increase in the Company's earnings before income taxes. The decrease in income taxes as a percentage of earnings before income taxes reflects the full year effect of certain tax planning strategies implemented during fiscal 1996.

             Net Income

             The Company's net income increased $1.8 million, or 31.6%, to $7.5 million in fiscal 1997 from $5.7 million in fiscal 1996. The Company believes that such increase resulted from the foregoing factors, among other things.

             COMPARISON OF FISCAL 1996 AND FISCAL 1995

             Net Sales

             Net sales increased $35.5 million, or 41.2%, to $121.6 million in fiscal 1996 from $86.1 million in fiscal 1995. This increase was due primarily to an increase in the number of stores open in fiscal 1996 as compared to fiscal 1995 and to a $9.2 million, or 12.4%, increase in comparable store net sales. At March 31, 1996, the Company was operating 513 stores versus 366 at the end of the prior fiscal year. The average jewelry units sold per comparable store increased 7.4%, to 11,600 in fiscal 1996 from 10,800 in fiscal 1995. The average price per jewelry unit sold for all of the Company's stores increased modestly by $0.85, or 3.6%, to $24.15 in fiscal 1996 from $23.30 in fiscal 1995.
         Wholesale sales (primarily to the Florida Licensee) increased 26.7% to $1.9 million in fiscal 1996 from $1.5 million in fiscal 1995 to support the increased retail sales of the Florida Licensee, including sales at one additional location purchased from the Company in the fourth quarter of fiscal 1995.

         Gross Profit

             Gross profit increased $16.1 million, or 42.4%, to $54.1 million in fiscal 1996 from $38.0 million in fiscal 1995, while gross profit margin increased slightly to 44.5% in fiscal 1996 from 44.2% in fiscal 1995. The gross profit margin increase primarily reflects a slight improvement in rent expense as a percentage of net sales, reflecting the leverage of a larger sales base. Also contributing to the increase in gross margin was a reduction in wholesale sales as a percentage of total net sales of the Company. Wholesale sales provide a lower gross margin than the Company's own retail net sales.

             Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased $13.9 million, or 46.3%, to $43.9 million in fiscal 1996 from $30.0 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased from 34.9% in fiscal 1995 to 36.1% in fiscal 1996. The increase in selling, general and administrative expense as a percentage of net sales primarily reflects higher expenses associated with new store growth, an increase in staffing hours at the Company's stores and an improved incentive package for store personnel implemented in the third quarter of fiscal 1996. Depreciation and amortization expense increased 44.4% to $2.6 million in fiscal 1996 from $1.8 million in fiscal 1995 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

             Interest Expense

             Interest expense decreased $121,000, or 8.6%, to $1.3 million in fiscal 1996 from $1.4 million in fiscal 1995, and as a percentage of net sales, decreased to 1.1% in fiscal 1996 from 1.7% in fiscal 1995. The decline in interest expense, which includes interest paid on bank borrowings, fees paid for letters of credit as part of the Company's gold consignment program and gold consignment rates, was due primarily to a decrease in the Company's total average borrowings, including a $7.0 million stockholder note payable which was outstanding during fiscal 1995 and not during fiscal 1996, and a reduction in the average interest rate charged on the Company's revolving line of credit. These decreases were partially offset by an increase in number of ounces consigned under the Company's gold consignment program.

             Income Tax Expense

             Income tax expense increased $201,000 to $3.6 million in fiscal 1996 from $3.4 million in fiscal 1995. As a percentage of earnings before income taxes, income tax expense decreased to 38.5% in fiscal 1996 from 48.7% in fiscal 1995. The increase in income tax expense is due to the increase in the Company's earnings before income taxes. The decrease in income taxes as a percentage of earnings before income taxes reflects a change in the Company's taxable status which occurred during fiscal 1995. See Note 10 of Notes to Consolidated Financial Statements.

             Net Income

             The Company's net income increased $2.2 million or 62.9% to $5.7 million in fiscal 1996 from $3.5 million in fiscal 1995. The Company believes that such increase resulted from the foregoing factors, among other things.


             LIQUIDITY AND CAPITAL RESOURCES


                  The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program and bank borrowings. The Company had working capital of $40.6 million and $15.9 million at the end of fiscal 1997 and fiscal 1996, respectively. See "- Seasonality."

             Net cash provided by operating activities was $460,000 in fiscal 1997, while net cash used in operating activities amounted to $850,000 in fiscal 1996. Net cash provided by operating activities in fiscal 1997 primarily reflects net earnings plus depreciation, partially offset by increases in working capital requirements, including increases in inventory to support new and acquired store growth. Net cash used in operating activities in fiscal 1996 primarily reflects increases in inventory to support growth in new and acquired stores, partially offset by increases in net earnings and depreciation.

             Net cash used in investing activities was $17.1 million and $7.7 million in fiscal 1997 and fiscal 1996, respectively. These amounts reflect $9.7 million and $7.2 million of capital expenditures related to new and acquired store expansion and the Company's investment in management information systems in fiscal 1997 and fiscal 1996, respectively. Additionally, in fiscal 1997, the Company paid $8.0 million for the acquisition of 93 locations in the Gemstone Acquisition. In fiscal 1996, the Company acquired 68 store locations in the Earring Tree Acquisition for approximately $1.2 million.

             Net cash provided by financing activities was $18.9 million in fiscal 1997 and $8.1 million in fiscal 1996. Net cash provided by financing activities in fiscal 1997 primarily reflects an increase of $18.5 million under the Company's revolving line of credit and $400,000 of long-term industrial development authority financing. Net cash provided by financing activities in fiscal 1996 reflects an increase of $5.7 million in borrowings under the Company's revolving line of credit and $2.5 million of long-term industrial development authority financing.

             During fiscal 1997, the Company renegotiated its existing unsecured revolving line of credit with its primary lender acting as agent for a syndicate of banks. The new facility, which expires July 31, 2000, provides for maximum borrowings of $75 million through a combination of cash advances (which may not exceed $45 million) and letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of (i) the prime rate of the Company's primary lender minus 100 basis points (7.5% at March 31, 1997) or (ii) a rate based on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (5.9% at March 31,
         1997); however, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (6.79% at March 31, 1997 for a one month maturity), subject to certain restrictions. Fees are paid on letters of credit based on amounts outstanding at an annual rate of 0.75%. At March 31, 1997, the Company had $19.0 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of approximately $31.8 million and approximately $22.0 million were issued at March 31, 1997 and 1996, respectively.

             The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; require the Company to maintain minimum ratios of indebtedness to equity, current assets to current liabilities and cash flow (as defined) to debt service; place limitations on the Company's ability to incur additional debt or grant security interests in its assets; and restrict the redemption, purchase or retirement of its capital stock.

             The Company utilizes gold consignment arrangements which allow the Company to finance its gold merchandise at rates which are less than its traditional bank borrowing rates. Under the consignment arrangements, the Company generally sells to a consignor the gold content of the merchandise which it owns and simultaneously has the gold consigned back to the Company. The jewelry containing the consigned gold is commingled with the gold jewelry owned by the Company. The Company's obligation to the consignors is based upon the price of gold at the time of the sale by the Company of the consigned gold and, therefore, is subject to fluctuation based on changes in the market value of gold. If the gold ounces in merchandise held for sale by the Company is about to be reduced below the amount of gold consigned, the Company either repurchases the gold from a consignor or purchases additional gold jewelry from suppliers to support the amount of consigned gold. In the event the price of gold at the time of such repurchases or purchases is greater than the price at the time the gold was originally sold to the consignor, the Company's gross profit margin will be decreased. The Company does not engage, and currently has no plans to engage, in hedging transactions to protect against fluctuations in the market value of gold or to lock in prices for future purchases. The Company does, however, manage the amount of gold consigned in relation to its total merchandise available for sale in order to provide the Company with the flexibility to consign or repurchase gold according to seasonal fluctuations in merchandise levels and sales.

             During fiscal 1997 and fiscal 1996, average financing costs under the consignment agreements were approximately 2.45% and 2.31% per annum, respectively, of the market value of the gold held under consignment. Additionally, the current consignment agreements require a letter of credit to support the market value of the gold consigned to the Company. The financing cost to the Company of the consignment program is substantially less than the cost that would have been incurred if the Company financed the purchase of all of its gold requirements with borrowings under its revolving credit facility. The Company's current gold consignment arrangements are terminable by either party upon either 30 or 45 days notice, depending on the consignor. Gold consignment programs are common in the gold jewelry industry and the Company believes that, if the institutions with which it currently has gold consignment agreements were to terminate such agreements, it would have a number of opportunities to establish gold consignment programs with terms similar to its current arrangements.

             During the last two fiscal years, the Company has financed an average of approximately 73% of the gold content of its merchandise under the consignment program. As of March 31, 1997, the amount of gold consigned was 88,300 ounces with a value of $30.7 million versus 54,500 ounces with a value of $21.6 million at March 31, 1996. The consigned gold is not included in inventory on the Company's balance sheet and, therefore, there is no related liability recorded. If the market value of gold increases, assuming the number of ounces consigned remain constant, the financing costs incurred by the Company which are included in interest expense, and the repayment obligations to the consignors under the consignment arrangements, will increase in proportion to the increase in the market value of gold. Additionally, the amount of the letters of credit would need to be increased to support the increased market value of the consigned gold, thereby reducing the amount which might otherwise be available for cash borrowings under the Company's revolving credit facility.

             The Company anticipates capital expenditures in fiscal 1998 to total approximately $8.0 million, of which approximately $3.0 million is related primarily to the construction of new stores and the renovation of existing stores, and approximately $5.0 million is related to the construction of a new warehouse and distribution facility, the implementation of new inventory management and replenishment software, additional computer hardware associated with this software and the upgrading of its financial and accounting systems. The Company currently anticipates opening approximately 60 to 70 new stores in fiscal 1998, excluding any potential acquisitions. Opening a new store generally requires a total investment of approximately $107,000, including approximately $70,000 of inventory (a portion of which is generally financed through consignment arrangements), $30,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $7,000 for pre-opening expenses which are expensed when incurred. The Company believes that the expected net cash provided by operating activities, its gold consignment program, bank borrowings under its revolving line of credit facility and the net proceeds of this offering will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

             SEASONALITY

             The Company's business is highly seasonal. Due to the impact of the holiday shopping season, the Company experiences a substantial portion of its total net sales and profitability in its third fiscal quarter (ending December 31st), and during the last two fiscal years, the month of December, on average, has accounted for approximately 26% of the Company's annual net sales and 103% of its annual income from operations. The Company has generally experienced lower net sales in each of the first, second and fourth quarters of each fiscal year, and lower net income or net losses in each of those quarters.

             QUARTERLY DATA

             Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:

                                                      Fiscal 1997                                           FISCAL 1996

                                      1st           2nd           3rd            4th           1st           2nd            3rd
                                     Quarter      Quarter        Quarter       Quarter        Quarter       Quarter       Quarter
------------------------------------------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:

  Net sales                       $   30,244    $   32,439     $   66,339    $   37,863     $   22,375    $   23,012    $   49,141

  Gross profit(1)                     12,781        13,716         31,880        16,200          9,295         9,870        23,244

  Selling, general and
    administrative expenses(1)        12,421        13,477         18,477        16,470          8,927         9,528        13,491

  Income (loss) from operations          360           239         13,403          (270)           368           342         9,753

  Net income (loss)                       35          (105)         7,824          (216)           162            45         5,700

  Earnings (loss) per share       $     0.01    $    (0.02)    $     1.45    $    (0.04)    $     0.03    $     0.01    $     1.07
------------------------------------------------------------------------------------------------------------------------------------



Comparable Store Net Sales
  Increase                              5.6%          9.4%           9.1%          7.4%          18.0%         13.7%          7.3%



As a Percentage of Net Sales:

  Gross profit(1)                       42.3%         42.3%          48.1%         42.8%          41.5%         42.9%         47.3%

  Selling, general and
    administrative expenses(1)          41.1          41.5           27.9          43.5           39.9          41.4          27.5

  Income (loss) from operations          1.2           0.7           20.2          (0.7)           1.6           1.5          19.8

  Net income (loss)                      0.1          (0.3)          11.8          (0.6)           0.7           0.2          11.6
------------------------------------------------------------------------------------------------------------------------------------

              FISCAL 1996
                                     4th
                                    Quarter
--------------------------------------------
Statement of Income Data:

  Net sales                       $   27,053

  Gross profit(1)                     11,732

  Selling, general and
    administrative expenses(1)        11,941

  Income (loss) from operations         (209)

  Net income (loss)                     (230)

  Earnings (loss) per share       $    (0.04)
--------------------------------------------



Comparable Store Net Sales
  Increase                              16.7%



As a Percentage of Net Sales:

  Gross profit(1)                       43.4%

  Selling, general and
    administrative expenses(1)          44.1

  Income (loss) from operations         (0.8)

  Net income (loss)                     (0.9)
--------------------------------------------


(1) Gross profit excludes depreciation on kiosks. Depreciation on kiosks is included in selling, general and administrative expenses. See Note 1 of Notes to Consolidated Financial Statements.

             If for any reason the Company's net sales were below those normally expected for the third fiscal quarter, and, in particular, the month of December, the Company's annual financial results would be materially adversely affected. The seasonality of the Company's business puts a significant demand on working capital resources to provide for a build-up of merchandise for the holiday season. Historically, the Company's working capital requirement is at its lowest level in January, increases steadily through the end of November, when it reaches its highest level, and declines rapidly through the holiday season.

             The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a variety of factors, including fluctuations in the price of gold, the amount and timing of acquisitions and new store openings, the integration of recently acquired and newly opened stores into the operations of the Company, the timing of promotions, fluctuations in the price of gold, and changes in national and regional economic conditions. For example, earnings from operations in the first, second and fourth quarters of fiscal 1997 were adversely affected by the integration and assimilation of 331 stores opened or acquired during fiscal 1996 and fiscal 1997. This was due primarily to the relatively fixed nature of rent and other occupancy costs and selling, general and administrative costs associated with the recently acquired and newly opened stores, which had a significant adverse impact on these lower net sales volume quarters.

             INFLATION

             The impact of inflation on the Company's operating results has been moderate in recent years, reflecting the relatively moderate levels of inflation which have been experienced in the United States. The Company's leases for stores typically provide for a percentage rent based on store sales and, therefore, to the extent retail prices increase, there may be an increase in occupancy costs. Generally, the Company prices its gold merchandise based on the price it paid suppliers for the merchandise and does not reprice the items based upon normal fluctuations in the price of gold. While inflation has not had a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation in the future.

             IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

             In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary earnings per share with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt SFAS No. 128 during the quarter ended December 31, 1997. The Company has not completed its evaluation of the potential impact of the new standard on EPS. However, based on equity instruments currently outstanding under existing stock compensations plans, the new standard is not expected to have a material impact on the Company's EPS.

ITEM     8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                 Page
                                                                 ----
Independent Auditors' Report ..................................   28

Consolidated Balance Sheets at March 31, 1997 and 1996 ........   29

Consolidated Statements of Income for the Years ended March 31,
1997, 1996 and 1995 ...........................................   30

Consolidated Statements of Changes in Stockholders'
Equity for the Years ended March 31, 1997, 1996 and 1995 ......   31

Consolidated Statements of Cash Flows for the Years ended
March 31, 1997, 1996 and 1995 .................................   32

Notes to Consolidated Financial Statements ....................   34

                          Independent Auditors' Report



         The Board of Directors
         Piercing Pagoda, Inc.:

             We have audited the accompanying consolidated balance sheets of Piercing Pagoda, Inc. and subsidiary as of March 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piercing Pagoda, Inc. and subsidiary as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

         Allentown, Pennsylvania
         May 5, 1997, except as to the second paragraph of Note 15, which is as of May 15, 1997

PIERCING PAGODA, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31,

(IN THOUSANDS, EXCEPT SHARE DATA)

---------------------------------------------------------------------------------
ASSETS                                                        1997          1996
---------------------------------------------------------------------------------
Current assets:
    Cash                                                     $ 4,119      $ 1,864
    Accounts receivable                                        2,233          794
    Inventory                                                 43,109       25,390
    Deposits for inventory purchases                             850          361
    Prepaid expenses and other current assets                    757          468
    Prepaid income taxes                                       1,494          883
    Deferred tax assets                                        1,530          693

---------------------------------------------------------------------------------
Total current assets                                          54,092       30,453
---------------------------------------------------------------------------------

Property, fixtures and equipment, net                         22,572       15,806
Other assets                                                   3,077        1,647

---------------------------------------------------------------------------------
                                                             $79,741      $47,906
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------

Current liabilities

    Accounts payable                                         $ 3,668      $ 1,811
    Current installments of long-term debt and
         revolving line of credit                                234        5,910
    Accrued expenses and other current liabilities             9,541        6,784

---------------------------------------------------------------------------------
Total current liabilities                                     13,443       14,505
---------------------------------------------------------------------------------


Long-term debt, less current installments                     26,690        2,350
Deferred tax liabilities                                       1,550        1,259
Other liabilities                                                536          213

---------------------------------------------------------------------------------
Total liabilities                                             42,219       18,327
---------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity
    Preferred stock, par value $.01 per share,
         authorized 3,000,000 shares. None issued               --           --
    Common stock, par value $.01 per share, authorized
         15,000,000 shares. Issued 5,273,994 shares and
         5,240,293 at March 31, 1997 and 1996,
         respectively                                             53           53
    Additional paid-in capital                                22,588       22,183
    Retained earnings                                         14,881        7,343

---------------------------------------------------------------------------------
Total stockholders' equity                                    37,522       29,579
---------------------------------------------------------------------------------
                                                             $79,741      $47,906
---------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED MARCH 31,

(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------
                                                      1997          1996         1995
-------------------------------------------------------------------------------------
Net sales                                         $166,885      $121,581      $86,076
Cost of goods sold and occupancy expenses
     (excluding depreciation on kiosks)             92,308        67,440       48,069
-------------------------------------------------------------------------------------
Gross profit                                        74,577        54,141       38,077

Selling, general and administrative expenses
     (including depreciation on kiosks)             60,845        43,887       30,007
-------------------------------------------------------------------------------------
Income from operations                              13,732        10,254        8,000

Interest and other income                              386           282          307
Interest expense                                     2,208         1,306        1,427
-------------------------------------------------------------------------------------
Earnings before income taxes                        11,910         9,230        6,880

Income taxes                                         4,372         3,553        3,352
-------------------------------------------------------------------------------------
Net income                                        $  7,538      $  5,677      $ 3,528
-------------------------------------------------------------------------------------

Earnings per share                                $   1.40      $  1.07
-------------------------------------------------------------------------------------
Weighted average common and equivalent
  shares outstanding                                 5,389        5,325
-------------------------------------------------------------------------------------

PRO FORMA DATA (UNAUDITED):

Pro forma net income data:
     Earnings before income taxes,
           as reported                                                        $ 6,880
Pro forma income taxes                                                          2,724
-------------------------------------------------------------------------------------
Pro forma net income                                                          $ 4,156
-------------------------------------------------------------------------------------
Pro forma net income per share                                                $  0.91
-------------------------------------------------------------------------------------
Pro forma weighted average shares outstanding                                   4,558
-------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31,

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

------------------------------------------------------------------------------------------------
                                                           Additional    Retained
                                       Common stock          Paid-in     earnings
                                   Shares        Amount      Capital     (deficit)       Total
------------------------------------------------------------------------------------------------
Balance - March 31, 1994          3,420,516    $      34    $   4,118    $  (1,817)    $   2,335
Issuance of restricted stock          5,000           --           39           --            39
Cash dividends declared                  --           --           --          (45)          (45)
Initial public offering           1,810,271           19       17,984           --        18,003
Share transactions under stock
  option plan                           300           --            2           --             2
Net income                               --           --           --        3,528         3,528
------------------------------------------------------------------------------------------------
Balance - March 31, 1995          5,236,087           53       22,143        1,666        23,862
Share transactions under
  employee stock plans                4,206           --           40           --            40
Net income                               --           --           --        5,677         5,677
------------------------------------------------------------------------------------------------
Balance - March 31, 1996          5,240,293           53       22,183        7,343        29,579
Share transactions under
  employee stock plans,
  including tax benefit              33,701           --          405           --           405
Net income                               --           --           --        7,538         7,538
------------------------------------------------------------------------------------------------
Balance - March 31, 1997          5,273,994    $      53    $  22,588    $  14,881     $  37,522
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31,

(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                         1997         1996         1995
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                          $  7,538     $  5,677     $  3,528
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                      3,636        2,639        1,770
       Loss on disposal of property, fixtures and
         equipment                                           93           49           23
       Addition to deferred tax liabilities upon
         conversion to "C" corporation                       --           --          441
       Common stock issued for interest expense
         on note to shareholders                             --           --          312
       Other changes in other assets                        (97)         (61)          76
       Deferred income taxes                                335          168          (88)
       Change in operating assets and liabilities,
         net of effects of acquisitions
           Accounts receivable                           (1,428)         329         (645)
           Inventory                                    (12,951)     (10,262)      (2,715)
           Deposits for inventory purchases                (489)         (11)         638
           Prepaid expenses and other current
             assets                                        (289)         (23)         (90)
           Prepaid income taxes                            (514)        (883)          --
           Accounts payable                               1,857          558         (922)
           Accrued expenses and other current
                   liabilities                            2,697        2,488          321
           Tax indemnification payable                       --       (1,530)       1,530
           Other liabilities                                 72           12           80

-----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         460         (850)       4,259
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
   Additions to property, fixtures and equipment         (9,724)      (7,175)      (3,469)
   Payments for purchase of businesses                   (8,010)      (1,150)        (652)
   Proceeds from disposal of property, fixtures and
       equipment                                             22           --           59
   Return of (addition to ) deposit with Internal
       Revenue Service                                       --          797         (434)
   Noncurrent deposits, net                                 319         (251)          17
   Collection of notes receivable from stockholders          --           --          472
   Collection of notes receivable from licensee             255           75           78

-----------------------------------------------------------------------------------------
Net cash used in investing activities                   (17,138)      (7,704)      (3,929)
-----------------------------------------------------------------------------------------

PIERCING PAGODA, INC.

YEARS ENDED MARCH 31,

(IN THOUSANDS)

-----------------------------------------------------------------------------------------
                                                          1997         1996        1995
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayments of long-term debt                            (216)          --       (6,104)
   Revolving line of credit, net                         18,480        5,720       (3,217)
   Proceeds from issuance of long-term debt                 400        2,540           --
   Debt issuance fees paid                                  (39)        (157)          --
   Proceeds from issuance of common stock, net               --           --       15,723
   Payment of stockholders' note payable                     --           --       (5,000)
   Net proceeds from the issuance of stock under
       employee share plans                                 308           40           --
   Cash dividends paid                                       --          (45)      (1,755)

-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      18,933        8,098         (353)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash                           2,255         (456)         (23)

Cash at beginning of period                               1,864        2,320        2,343

-----------------------------------------------------------------------------------------
Cash at end of period                                  $  4,119     $  1,864     $  2,320
-----------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                          $  2,100     $  1,220     $  1,427
-----------------------------------------------------------------------------------------
     Income taxes, net                                 $  4,551     $  5,818     $  1,404
-----------------------------------------------------------------------------------------


Supplemental disclosure of non-cash financing and investing activities:

         During the year ended March 31, 1997, the Company entered into a noncompetition agreement for $300,000.

         During the year ended March 31, 1995, the Company exchanged 210,271 shares of common stock in partial satisfaction of obligations under $7,000,000 note payable to stockholders.


See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997, 1996 AND 1995


(1)      STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

             OPERATIONS

                  The Company is a national retailer of gold jewelry primarily through kiosk stores in enclosed shopping malls. The Company operates stores primarily under the names Piercing Pagoda and Plumb Gold. At March 31, 1997, the Company operated 682 stores, including 24 in-line stores. The Company's home office provides centralized administrative and warehousing services and assembles some of the products sold at its stores.

                  In addition to its own retail units, the Company has licensed operations at 16 stores and one retail cart location in Florida. The Company provides the licensee with merchandise and promotional and administrative services. Income from licensee operations is based on a percentage of the licensee's sales and earnings from the sale of merchandise to the licensee. See Note 13.

             SALES

                  Sales consist primarily of net sales to the Company's retail customers at its kiosk and in-line stores. Also included in sales are wholesale sales to the Company's licensee. At the time of each retail sale, the Company accrues the estimated costs of its "buy-five-get-one-free" jewelry club promotional program. The Company also accrues the estimated costs associated with its "lifetime guarantee" program for subsequent customer returns due to manufacturer's defects in the jewelry. All other returns have an immaterial effect on the consolidated financial statements.

             ACCOUNTS RECEIVABLE

                  The Company's accounts receivable consist principally of receivables from credit card companies, merchandise credits receivable from vendors, and certain receivables from its licensee.

             INVENTORY AND COST OF GOODS SOLD

                  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company purchases gold merchandise and sells the gold content of a portion of such merchandise to financial institutions ("consignors") that simultaneously consign the gold back to the Company. In accordance with the terms of the agreements, the Company has the option of repaying the consignors in an equivalent number of ounces of gold or cash based upon the then quoted market price of gold.

                  The Company has excluded the consigned gold content of merchandise in its possession from its inventory because it does not yet have title to the gold which it holds under its consignment arrangements. This gold has been manufactured into merchandise for sale and the costs associated with this manufacturing process are included in inventory.

PIERCING PAGODA, INC.

                  Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy expenses and the cost of preparing merchandise for sale. A major component of the cost of merchandise includes the previously consigned gold after it has been repurchased by the Company from the consignors.

                  In fiscal 1997, two vendors accounted for approximately 11% and 10%, respectively, of total merchandise purchased by the Company. No vendors supplied more than 10% of purchases in fiscal 1996. In fiscal 1995, one vendor accounted for approximately 14% of total merchandise purchased by the Company.

             PROPERTY, FIXTURES AND EQUIPMENT

                  Property, fixtures and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method.


                 Depreciable lives are as follows:
                 Furniture and fixtures                              3-10 years
                 Building and improvements                           10-39 years
                 Kiosks                                              8-10 years
                 Computer equipment, software and other equipment    5-7 years


                  Substantially all depreciation expense, including depreciation on kiosks, is included in selling, general and administrative expense rather than occupancy expense, since the Company believes that the primary function of its kiosks is to display merchandise for sale. Depreciation expense for kiosks was $1,890,000, $1,338,000 and $994,000 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

                  Maintenance and repairs are expensed as incurred. Expenditures for renovations are capitalized. Upon the sale, replacement or retirement of property, fixtures and equipment, the cost and accumulated depreciation thereon are removed from the accounts. Gain or loss on sale, retirement or other disposition of property, fixtures and equipment is reflected in earnings.

             GOODWILL

                  Costs in excess of fair value of net assets acquired are being amortized on a straight-line basis over periods of up to fifteen years. The Company assesses the recoverability of goodwill by determining whether the remaining balance can be recovered through projected future cash flows.

             LEASING EXPENSES

                  The Company recognizes lease expense on a straight-line basis over the term of the lease when lease agreements provide for increasing fixed rentals. The difference between lease expense recognized and actual payments made is included in other liabilities on the consolidated balance sheets.

             PREOPENING COSTS AND ADVERTISING EXPENSE

                  Preopening and start-up costs for new stores are charged to operations as incurred. Costs of advertising and sales promotion programs are charged to operations in the year incurred.

PIERCING PAGODA, INC.

         INCOME TAXES

                  The Company records income taxes according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred income taxes are recorded at the enacted rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

                  Prior to the completion of the Company's initial public offering in October 1994, the Company was taxed as an "S" corporation under the provisions of the Internal Revenue Code. As such, the Company's taxable federal income was included in the individual income tax returns of its stockholders. The Company was also taxed as an "S" corporation in some states while remaining a taxable corporation in others. Immediately prior to the consummation of the Company's initial public offering, the Company's "S" corporation status terminated and the Company became a "C" corporation subject to income taxes in all jurisdictions. Pro forma income tax expense reflects the income tax expense the Company would have recognized had it been taxed as a "C" corporation for all of fiscal year 1995.

             STOCK OPTION PLAN

                  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would have been recorded on the date of grant only if the market price of the underlying stock exceeded its exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). This statement encourages the fair value based method of accounting for stock options and similar equity instruments granted to employees. This method requires that the fair value of equity instruments granted to employees be recorded as compensation expense. However, the statement allows companies to continue to apply APB Opinion No. 25, with appropriate pro forma disclosure of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

             USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

             NET INCOME PER SHARE

                  Net income per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding using the treasury stock method.

PIERCING PAGODA, INC.

             PRO FORMA NET INCOME PER SHARE (UNAUDITED)

                  Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding during the year ended March 31, 1995, as adjusted to give effect to the sale of 218,713 shares of restricted stock in March 1994, the sale of 5,000 shares of restricted stock in June of 1994, the issuance of 454,545 shares at the initial public offering price to repay $5,000,000 of a $7,000,000 note to the Company's primary stockholder and trusts for the benefit of his children, and the issuance in June of 1994 of options for 221,000 shares of common stock, using the treasury stock method at the average market price (after the initial public offering) and the initial public offering price per share (prior to the initial public offering), respectively.

             RECENT ACCOUNTING PRONOUNCEMENT

                  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary earnings per share with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt SFAS No. 128 during the quarter ended December 31, 1997. The Company has not completed its evaluation of the potential impact of the new standard on EPS. However, based on equity instruments currently outstanding under existing stock compensations plans, the new standard is not expected to have a material impact on the Company's EPS.

(2)      INITIAL PUBLIC OFFERING

                  On October 20, 1994, the Company completed an initial public offering of 1,600,000 shares of its common stock. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $15.7 million which was used to repay certain indebtedness of the Company including a portion of a note to certain stockholders representing undistributed "S" corporation earnings.

(3)      GOLD CONSIGNMENT AGREEMENTS

                  In connection with the acquisition of certain inventory, the Company maintains gold consignment agreements. In accordance with these consignment agreements, title to the gold remains with the gold consignors until purchased by the Company. At March 31, 1997, 1996 and 1995, the Company had consigned 88,300, 54,500 and 35,000 ounces of gold, respectively, with values of $30,749,000, $21,601,000 and $13,720,000, respectively. The purchase price per ounce is based on the Second London Gold Fixing. This gold was generally in the form of merchandise for sale held by the Company at its offices or in its stores. Consigned gold is not included in inventory, and there is no related liability recognized.

                  Included in interest expense for the years ended March 31, 1997, 1996 and 1995 are consignment fees of $620,000, $394,000 and
         $261,000, respectively, based on approximately 2.45%, 2.31% and 2.28%, respectively, of the value of consigned gold. The fee rates are adjusted periodically by the consignors upon giving seven to thirty days advance notice to the Company. The gold financing arrangements could be terminated by either the Company or the lender on 30 or 45 days notice, depending on the consignor.

PIERCING PAGODA, INC.

(4)      PROPERTY, FIXTURES AND EQUIPMENT

         A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                                              March 31,
                                                                        --------------------
                                                                          1997         1996
         -----------------------------------------------------------------------------------
         Land                                                           $   688      $   688
         Furniture and fixtures                                           3,054        2,077
         Kiosks                                                          19,832       13,908
         Building and improvements                                        4,037        3,822
         Computer equipment, software and other equipment                 7,396        5,130
         -----------------------------------------------------------------------------------
                                                                         35,007       25,625

         Less accumulated depreciation and amortization                  12,435        9,819
         -----------------------------------------------------------------------------------
                                                                        $22,572      $15,806
         -----------------------------------------------------------------------------------


(5)      OTHER ASSETS

         Other assets are summarized as follows (in thousands):

                                                                               March 31,
                                                                            ----------------
                                                                             1997      1996
         -----------------------------------------------------------------------------------
         Notes receivable - licensee                                        $   28    $  283
         Noncurrent deposits, principally for leases, property, fixtures
           and equipment                                                       116       435
         Goodwill (net of accumulated amortization or $237 and
           $130 at March 31, 1997 and 1996, respectively)                    1,907       314
         Deferred expenses, principally long-term maintenance agreements       394       333
         Cash surrender value of officers life insurance                       342       282
         Non-compete agreement (net of accumulated amortization of $10)        290        --
         -----------------------------------------------------------------------------------
                                                                            $3,077    $1,647
         -----------------------------------------------------------------------------------


             The Company's notes receivable due from its licensee in Florida are summarized as follows (in thousands):

                                                                                March 31,
                                                                              --------------
                                                                              1997      1996
         -----------------------------------------------------------------------------------
         Note receivable, repaid in fiscal 1997                               $ --      $263
         Non-interest bearing royalty note receivable due in yearly
           installments of $32                                                  60        96
         -----------------------------------------------------------------------------------
                                                                                60       359
         Less current installments included in other current assets             32        76
         -----------------------------------------------------------------------------------
                                                                              $ 28      $283
         -----------------------------------------------------------------------------------

PIERCING PAGODA, INC.

                  Included in accounts receivable at March 31, 1997 and 1996 are $199,000 and $337,000, respectively, from the sale of merchandise and other supplies to the licensee, and additionally, at March 31, 1997, $137,000 from the sale of one of the Company's Florida Locations to the licensee.

                  In January 1997, the Company purchased substantially all of the operations of the companies operating retail kiosks under the names Gemstone Jewelry, Gold-n-Gifts and Facets of Nature (collectively, "Gemstone"), which sold gold and silver jewelry, pewter and other gift items, for approximately $8.0 million. The acquisition was accounted for as a purchase and the assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition. The excess of the net assets acquired over their fair value of approximately $1.7 million has been recorded as goodwill and is being amortized over 15 years. In connection with the acquisition, the Company entered into a noncompetition agreement with the principal stockholder of Gemstone which provides for annual payments of $60,000 to be made over a five year period. The effect of this transaction was not material to the results of operations of the Company

                  During the year ended March 31, 1995, the Company acquired 13 kiosks and related operating locations and assumed related leases in three separate transactions with unrelated third parties for a total of $652,000. The excess of the net assets acquired over their fair market value has been recorded as goodwill.

(6)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities are summarized as follows (in thousands):


                                                                           March 31,
                                                                      -------------------
                                                                       1997         1996
         --------------------------------------------------------------------------------
         Accrued payroll, vacation and related taxes                  $4,160       $3,011
         Sales tax payable                                               704          543
         Accrued rents payable                                         1,091          661
         Liability under jewelry club program                            747          376
         Liability under lifetime guarantee program                    1,211          671
         Other accrued expenses                                        1,628        1,522
         --------------------------------------------------------------------------------
                                                                      $9,541       $6,784
         --------------------------------------------------------------------------------


(7)      LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

         A summary of long-term debt and revolving line of credit follows (in thousands):

                                                                          March 31,
                                                                    ---------------------
                                                                      1997         1996
         --------------------------------------------------------------------------------
         Revolving line of credit                                   $24,200       $ 5,720
         Industrial development authority financing                   2,724         2,540
         --------------------------------------------------------------------------------
         Total long-term debt                                        26,924         8,260
         Less current installments                                      234         5,910
         --------------------------------------------------------------------------------
                                                                    $26,690       $ 2,350
         --------------------------------------------------------------------------------

PIERCING PAGODA, INC.

                  During fiscal 1997, the Company renegotiated its existing unsecured revolving line of credit with its primary lender acting as agent for a syndicate of banks. The new facility, which expires July 31, 2000, provides for maximum borrowings of $75 million through a combination of cash advances (which may not exceed $45 million) or letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of the rates designated by the Company's primary lender at its prime rate minus 100 basis points (7.5% at March 31, 1997) and a rate based on the rates charged on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (5.9% at March 31, 1997). However, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (6.79% at March 31, 1997 for a one-month maturity), subject to certain restrictions. Outstanding letters of credit incur a fee charged at an annual rate of 0.75%. At March 31, 1997, the Company had $19.0 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of $31,762,000 and $21,988,000 were issued at March 31, 1997 and 1996, respectively.

                  The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; requires the Company to maintain minimum ratios of indebtedness to equity, current assets to current liabilities and cash flow (as defined) to debt service; places limitations on the Company's ability to incur additional debt or grant security interests in its assets and restricts the redemption, purchase or retirement of its capital stock. The Company was in compliance with these covenants as of March 31, 1997.

                  Borrowings under the revolving line of credit are summarized as follows (in thousands):

                                                                         March 31,
                                                             ---------------------------------
                                                                1997        1996        1995
         -------------------------------------------------------------------------------------
         Borrowings at period end                            $  24,200   $   5,720   $      --
         Interest rate on borrowings at period end                7.50%       7.50%       9.00%
         Maximum amount of borrowings  outstanding at
           any month end                                     $  28,789   $  20,360   $   9,143
         Average aggregate borrowings during the period      $  14,823   $   8,051   $   4,367
         Weighted average interest rate during the period         7.50%       7.99%       8.35%
         -------------------------------------------------------------------------------------


            In October 1995, the Company obtained a $2,540,000, ten-year term loan through an industrial development authority. The loan is collateralized by a letter of credit totaling $2,637,000 which is supported by a lien on the Company's corporate headquarters and distribution center which has a net carrying value of approximately $3.1 million at March 31, 1997. The terms of the loan require semiannual interest payments at varying interest rates averaging 6.8% over the life of the loan. Principal payments, in varying amounts, are required annually.

            In May 1996, the Company obtained an additional $400,000 loan in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year. This loan, through an industrial development authority, requires monthly payments of principal and interest of approximately $4,000 through May 2006 at an effective annual interest rate of 4.59%.

PIERCING PAGODA, INC.

         Maturities of the term loans are as follows at March 31, 1997 (in thousands):

                                                                                   Amount
         --------------------------------------------------------------------------------
         1998                                                                     $   234
         1999                                                                         250
         2000                                                                         262
         2001                                                                         278
         2002                                                                         295
         Subsequent to 2002                                                         1,405
         --------------------------------------------------------------------------------
         Total payments                                                           $ 2,724
         --------------------------------------------------------------------------------

(8)      LEASES

                  The Company leases space primarily in shopping malls under operating leases expiring in various years through fiscal 2005. In the normal course of business, operating leases are generally renewed or replaced by other leases; thus, it is anticipated that future annual lease expense will not be less than the amount shown below for 1997. Generally, the leases also contain provisions for contingent rental payments of approximately 10% of gross sales in excess of specified amounts.

                  Minimum future rental payments as of March 31, 1997 under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

                                                                                  Amount
         --------------------------------------------------------------------------------
         1998                                                                    $ 17,343
         1999                                                                      13,442
         2000                                                                      10,408
         2001                                                                       6,056
         2002                                                                       2,138
         Subsequent to 2002                                                           951
         --------------------------------------------------------------------------------
         Total rental payments                                                   $ 50,338
         --------------------------------------------------------------------------------


                  A summary of minimum rent and contingent rent expense under operating leases is as follows (in thousands):

                                                            Years ended March 31,
                                                    -------------------------------------
                                                      1997           1996           1995
         --------------------------------------------------------------------------------
         Minimum rentals                            $17,292        $12,643        $ 9,201
         Contingent rentals                           1,498          1,191            763
         --------------------------------------------------------------------------------
         Total rental expense                       $18,790        $13,834        $ 9,964
         --------------------------------------------------------------------------------

PIERCING PAGODA, INC.

(9)      EMPLOYEE BENEFIT PLANS

                  The Company has a defined contribution plan for Company employees who are at least 21 years of age and have worked at least 1,000 hours in the past year. The Plan consists of a profit sharing fund and a 401(k) fund. Annual contributions to the profit sharing fund are determined at the discretion of management. Total contributions to this fund were $300,000, $220,000 and $120,000 in fiscal 1997, fiscal
         1996 and fiscal 1995, respectively.

                  The Company provides a matching contribution provision to the Company's 401(k) fund. The matching rate for Company contributions is $.50 per dollar contributed by the employee up to 4% of the employee's income. The Company's matching contributions totaled $181,000 in fiscal 1997, $107,000 in fiscal 1996, and $42,000 in fiscal 1995. These matching contributions are 100% vested at the time they are made.

                  See Note 12 for a description of the Company's employee stock purchase plan.

(10)     INCOME TAXES

                  For tax return purposes, taxable income for the year ended March 31, 1995 has been allocated to the periods the Company was either an "S" corporation or a "C" corporation under the provisions of the Internal Revenue Code.

                  For financial statement purposes, income tax expense for the year ended March 31, 1995 includes the state tax expense for certain states in which the Company did not elect "S" corporation status prior to the initial public offering, a one-time deferred tax charge for conversion from "S" corporation to "C" corporation status for federal and certain state purposes (see below), and the current and deferred taxes applicable to the Company's income for financial reporting purposes for the period after the initial public offering. Due to the allocation method utilized for tax return purposes, tax expense for the post "S" corporation period includes taxes payable to taxing authorities and payments to certain of the Company's stockholders pursuant to a tax indemnification agreement between the Company and such stockholders. See Note 14.

PIERCING PAGODA, INC.

                  Income taxes in the consolidated statements of income consists of the following components (in thousands):

                                                                Years ended March 31,
                                                           ------------------------------
                                                             1997       1996       1995
         --------------------------------------------------------------------------------
         Current tax expense:
           Payable to taxing authorities
              Federal                                      $ 3,703    $ 2,877    $ 1,065
              State                                            334        508        404
           Payable under tax indemnification agreement          --         --      1,530
         --------------------------------------------------------------------------------
                                                             4,037      3,385      2,999
         --------------------------------------------------------------------------------
         Deferred tax expense
           Conversion from "S" to "C" corporation               --         --        441
           Other
              Federal                                          251        133        (55)
              State                                             84         35        (33)
         --------------------------------------------------------------------------------
                                                               335        168        353
         --------------------------------------------------------------------------------
                                                           $ 4,372    $ 3,553    $ 3,352
         --------------------------------------------------------------------------------

                  As a result of the conversion from an "S" corporation to a "C" corporation, the provision for income taxes for the year ended March 31, 1995 includes a one-time charge totaling $441,000 for the addition to deferred tax liabilities reflecting certain differences between book and tax accounting for depreciation, inventory and certain accrued expenses.

                  The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                         March 31,
                                                                 ------------------------
                                                                   1997            1996
         --------------------------------------------------------------------------------
         Deferred tax liabilities:
           Excess of tax over book depreciation                  $(1,754)        $(1,378)
           Inventory                                                  --            (158)
         --------------------------------------------------------------------------------
         Total gross deferred tax liabilities                     (1,754)         (1,536)
         --------------------------------------------------------------------------------

         Deferred tax assets:
           Inventory                                                 129              --
           Accrual for lifetime guarantee costs                      484             265
           Accrued vacation expense                                  381             238
           Accrual for jewelry club costs                            298             149
           Other                                                     442             318
         --------------------------------------------------------------------------------
         Total gross deferred tax assets                           1,734             970
         Less valuation allowance                                     --              --
         --------------------------------------------------------------------------------
         Net deferred tax assets                                   1,734             970
         --------------------------------------------------------------------------------
         Net deferred tax liability                              $   (20)        $  (566)
         --------------------------------------------------------------------------------

                  Based upon the Company's current and historical taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible differences will, more likely than not, reverse in future periods in which the Company generates

PIERCING PAGODA, INC.

         net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at March 31, 1997.

                  The following unaudited pro forma information reflects income tax expense that the Company would have incurred if it had been subject to federal and state income taxes for the year ended March 31, 1995 (in thousands):

                                                                                 March 31,
                                                                                 --------
                                                                                   1995
         --------------------------------------------------------------------------------
         Current
           Federal                                                               $ 2,337
           State                                                                     625
         Deferred                                                                   (238)
         --------------------------------------------------------------------------------
                                                                                 $ 2,724
         --------------------------------------------------------------------------------

                  Income tax expense in 1997 and 1996 and pro forma income tax expense in 1995 differs from the amounts computed by applying the federal statutory rate of 34% to income before taxes as follows (in thousands):

                                                                Years ended March 31,
                                                            ----------------------------
                                                             1997       1996       1995
         -------------------------------------------------------------------------------
         Tax expense at statutory rates                     $4,049     $3,138     $2,339
         State income taxes net of federal benefit             276        358        380
         Other                                                  47         57          5
         -------------------------------------------------------------------------------
                                                            $4,372     $3,553     $2,724
         -------------------------------------------------------------------------------

(11)     TRANSACTIONS WITH RELATED PARTIES

                  The Company performs certain administrative functions for entities owned by the Company's Chief Executive Officer and its President. The Company charged to the entities $10,000, $14,000 and $27,000 in fiscal 1997, fiscal 1996, and fiscal 1995, respectively, representing certain direct expenses and the estimated fair value of providing administrative services, primarily allocations of salary and overhead.

                  On March 30, 1994, the Company declared a dividend to its then current stockholders in the form of a $7,000,000 note which bore interest at 8% per annum. The note was payable in annual installments of $700,000 beginning March 1, 1995. Pursuant to an agreement between the Company and the stockholders, the Company used a portion of the proceeds from the initial public offering to fund $5,000,000 of this distribution. The remainder, plus accrued interest, was exchanged for shares of common stock at the initial offering price.

                  On March 31, 1994, the Company sold certain directors, officers and employees 218,713 shares of its common stock for $862,000. The difference of $390,000 between the cash price and the fair market value of the shares at the date issued, as determined by an independent appraisal, was recognized as restricted stock compensation bonus expense for the year ended March 31, 1994. A receivable of $472,000 for the cash was subsequently collected in full by the Company in May of 1994.

PIERCING PAGODA, INC.

(12)     STOCKHOLDERS' EQUITY

                  The Company has a stock option plan which provides for the grant of common stock options to eligible employees and others. The aggregate maximum number of shares of common stock available for awards under the plan is 450,000. Stock options granted may be the fair market value of the stock or at a price determined by a committee of the Board of Directors. The options vest over a four year period and are exercisable over a period determined by the committee, but not longer than ten years.

                  The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:



                                                                     1997           1996
         --------------------------------------------------------------------------------
         Net income                        As reported             $ 7,538        $ 5,677
                                           Pro forma               $ 7,089        $ 5,614

         Earnings per share                As reported             $  1.40        $  1.07
                                           Pro forma               $  1.32        $  1.05
         --------------------------------------------------------------------------------

                  The per share weighted average fair value of stock options granted during fiscal 1997 and fiscal 1996 was $13.84 and $10.50, respectively, on the date of grant and were determined using the Black-Scholes option-pricing model based upon the following weighted-average assumptions:



                                                                       1997         1996
         --------------------------------------------------------------------------------
         Expected dividend yield                                        0.0%         0.0%
         Expected volatility                                           49.4         52.2
         Risk-free interest rate                                        5.4          7.6
         Expected life (in years)                                       9.6          9.5
         --------------------------------------------------------------------------------

                  Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to April 1, 1995 is not considered.

PIERCING PAGODA, INC.

         Summarized stock option data is as follows:

                                                              Weighted
                                                               Average           Shares
                                                            Exercise Price    Under Option
         --------------------------------------------------------------------------------
         Outstanding at March 31, 1994                        $     --                --
           Granted                                                8.15           234,000
           Exercised                                              8.00              (300)
           Canceled                                               8.00            (7,400)
         --------------------------------------------------------------------------------
         Outstanding at March 31, 1995                            8.15           226,300
           Granted                                               14.62            40,000
           Exercised                                              8.00            (2,600)
           Canceled                                               9.91           (14,100)
         --------------------------------------------------------------------------------
         Outstanding at March 31, 1996                            9.09           249,600
           Granted                                               20.79           186,000
           Exercised                                              8.28           (25,550)
           Canceled                                              13.58           (15,300)
         --------------------------------------------------------------------------------
         Outstanding at March 31, 1997                           14.48           394,750
         --------------------------------------------------------------------------------
         Exercisable                                          $  11.67           152,950
         --------------------------------------------------------------------------------

                  The following table summarizes information concerning currently outstanding and exercisable options:

                                                               Exercise Price
                                                     ----------------------------------
                                                     $8.00 - $10.625    $18.00 - $24.50
---------------------------------------------------------------------------------------
Options outstanding at March 31, 1997                      195,450            199,300
Weighted average remaining contractual life (years)           7.27               9.56
Weighted average price                                 $      8.28        $     20.56
Options exercisable at March 31, 1997                      110,050             42,900
Weighted average price                                 $      8.26        $     20.41
---------------------------------------------------------------------------------------


                  On October 12, 1995, the Company created an Employee Stock Purchase Plan under which the sale of 96,000 shares of its common stock has been authorized. Generally, all employees who meet the requirements for participation in any of the Company's other employee benefit plans are also eligible to participate in this plan. Employees may designate up to the lesser of $25,000 or 5% of their annual compensation for the purchase of common stock. The price for the shares purchased under the plan is the lower of 85% of the fair market value on the first or last day of the purchase period. Employees are not permitted to obtain share certificates or sell or transfer any shares for one year from the last day of the offering period in which the shares were purchased. During fiscal 1997 and fiscal 1996, 8,151 and 1,606 shares, respectively, were issued under this plan.

                  On May 18, 1994, the Company's Board of Directors declared a stock split, effective June 1, 1994, of 5,336 for 1 and a reduction in the par value of the Company's stock from $.10 per

PIERCING PAGODA, INC.

         share to $.01 per share. Prior years financial statements and all references to common shares have been adjusted to reflect this stock split and adjustment to par value.

                  On June 9, 1994, the Company sold 5,000 shares of its common stock to the owner of its licensee for $6.00 per share.

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                  CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND GOLD CONSIGNMENT AGREEMENTS

                  The carrying amount approximates fair value because of the short maturity of these instruments.

                  LONG-TERM DEBT

                  The fair value of the Company's long-term debt approximates its cost based on current rates offered to the Company for debt of the same remaining maturities.

(14)     COMMITMENTS AND CONTINGENCIES

                  The Company is periodically a defendant in certain legal actions and other claims arising in the ordinary course of its business. In the opinion of management, liabilities, if any, arising from the ultimate resolution of such actions would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  At March 31, 1997, the Company had commitments outstanding of approximately $1,425,000 to fund capitalized expenditures, primarily for the construction and installation of new kiosks.

                  Pursuant to the agreement between the Company and its licensee, the licensee has the right to acquire, under certain circumstances, the Company's 40 kiosk stores (at March 31, 1997) operating in the state of Florida and has the right of first refusal with respect to new locations in the state. Upon 90 days notice, the licensee may purchase any or all locations in certain Florida counties. Locations outside these counties may be purchased only during the first seven months of any calendar year provided they have been open for two full calendar years. The purchase price of a location is due within 30 days of closing and is determined based upon the cost of assets acquired at the closing date. In each of fiscal 1995 and 1997, the Licensee exercised its right to acquire one store for the Company, and as of March 31, 1997 has delivered written notice to the Company of its intention to acquire five additional stores from the Company in fiscal 1998.

         The Company entered into a tax indemnification agreement in June of 1994 with certain current stockholders which provides for distributions relating to tax liabilities for allocable taxable income for fiscal 1994 and 1995 and an indemnification of such stockholders for any losses or liabilities with respect to any additional taxes resulting from the Company's operations during the period in which it was an "S" corporation. Liabilities of $1,530,000 and $1,755,000 were accrued at March 31, 1995 and 1994, respectively, relating to the tax indemnification agreements.

PIERCING PAGODA, INC.

(15)     SUBSEQUENT EVENTS

                  In April, 1997, the Company purchased substantially all the operations of Silver and Gold Connection, a kiosk retailers of gold and silver jewelry for approximately $8.2 million, subject to certain post-closing adjustments related to the valuation of acquired inventory.

                  On May 15, 1997, the Company filed a registration statement on Form S-1 for the sale of 650,000 shares of the Company's common stock. The net proceeds estimated to be approximately $15.0 million are expected to be used to repay indebtedness outstanding under its revolving credit facility.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                  The information required by this item (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

         ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a) Documents filed as part of this Report.

             1. Financial Statements                                              Page
                Independent Auditors' Report                                       28

                Consolidated Balance Sheets at March 31, 1997 and 1996             29

                Consolidated Statements of Income for the Years ended March
                31, 1997, 1996 and 1995                                            30

                Consolidated Statements of Changes in Stockholders' Equity for
                the Years ended March 31, 1997, 1996 and 1995                      31

                Consolidated Statements of Cash Flows for the Years ended
                March 31, 1997, 1996 and 1995                                      32

                Notes to Consolidated Financial Statements                         34

             2. Financial Statement Schedules.

                          All Financial Statement Schedules for which provision
                is made in the applicable accounting regulations of the Securities and Exchange Commission are either not applicable or not required under the related instructions or the required information is given in the Consolidated Financial Statements or Notes thereto, and therefore have been omitted.


             3. Exhibits



          EXHIBIT
            NO.

             2       See 10.40, 10.41.


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

             9       None.

             10.1    Third Amended and Restated Loan Agreement dated February
                          13, 1995 between the Registrant and First Valley Bank ("First Valley") (incorporated by reference to Exhibit
                          10.1 to the Registrant's Form 10-K filed with the Securities and Exchange

                     Commission on June 28, 1995).

             10.2    Letter Amendment to Third Amended and Restated Loan
                          Agreement dated April 28, 1995 between the Registrant and First Valley (incorporated by reference to Exhibit
                          10.2 to the Registrant's Form 10-K filed with the Securities and Exchange Commission on June 28, 1995).

             10.3    Amendment to Third Amended and Restated Loan Agreement
                          dated November 21, 1995 between the Registrant and First Valley (incorporated by reference to Exhibit
                          10.11 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 9, 1995).

             10.4    Second Amendment to Third Amended and Restated Loan
                          Agreement dated November 21, 1995 between the Registrant and First Valley (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.5    Tenth Replacement Revolving Loan Note dated November 21,
                          1995 between the Registrant and First Valley
                          (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.6    Master Advance Note Extension And/Or Modification And/Or
                          Renewal Agreement dated November 21, 1995 between the Registrant and First Valley (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.7    Letter of Amendment to Third Amended and Restated Loan
                          Agreement dated December 18, 1995 between the Registrant and First Valley (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.8    Letter of Amendment to Third Amended and Restated Loan
                          Agreement Between Piercing Pagoda, Inc. and First Valley dated February 28, 1996 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K filed with Securities and Exchange Commission on June 25, 1996).

             10.9    Third Amendment to Third Amended and Restated Loan
                          Agreement dated September 5, 1996 between the Registrant and Summit Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996).

             10.10   Eleventh Replacement Revolving Loan Note dated September 5,
                          1996 between the Registrant and Summit Bank
                          (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996).

             10.11   Fourth Amendment to Third Amended and Restated Loan
                          Agreement dated October 18, 1996 between the
                          Registrant and Summit Bank (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996).

             10.12   Twelfth Replacement Revolving Loan Note dated October 18,
                          1996 between the Registrant and Summit Bank
                          (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 13, 1996).

             10.13   Fifth Amendment to Third Amended and Restated Loan
                          Agreement and Twelfth Replacement Revolving Credit Note dated December 17, 1996 between the Registrant and Summit Bank (incorporated by reference to Exhibit
                          10.1 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 13,
                          1997).

             10.14   Bond Placement Agreement between Northampton County
                          Industrial Development Authority, Meridian Bank ("Meridian") and the Registrant dated October 12, 1995 (incorporated by reference to exhibit 10.3 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.15   Loan Agreement between Northampton County Industrial
                          Development Authority and the Registrant dated October 15, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.16   Reimbursement Agreement between the Registrant and Meridian dated October 15, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996.

             10.17   Continuing Disclosure Agreement between Dauphin Deposit
                          Bank and Trust Company ("Dauphin") and the Registrant dated October 15, 1995 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14,
                          1996).

             10.18   Continuing Letter of Credit Agreement between Meridian and the Registrant dated October 19, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.19   Promissory Note between Meridian and the Registrant dated
                          October 19, 1995 (incorporated by reference to Exhibit
                          10.8 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14,
                          1996).

             10.20   Open-End Mortgage and Security Agreement between Meridian
                          and the Registrant dated October 19, 1995
                          (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.21   Assignment of Lessor's Interest in Leases between Meridian and the Registrant dated October 19, 1995
                          (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.22   Consignment Agreement dated November 30, 1990 between Fleet
                          Precious Metals Inc. ("Fleet") and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.23   First Amendment and Agreement to Consignment Agreement
                          dated July 26, 1994 between Fleet and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.24   Third Amendment and Agreement to Consignment Agreement
                          dated September 19, 1995 between the Registrant and Fleet (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.25   Fourth Amendment and Agreement to Consignment Agreement
                          dated December 1, 1995 between the Registrant and Fleet (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.26   Fifth Amendment and Agreement to Consignment Agreement
                          dated December 21, 1995 between the Registrant and Fleet (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.27   Sixth Amendment And Agreement To Consignment Agreement
                          dated October 31, 1996 between the Registrant and Fleet Precious Metals Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 13, 1997).

             10.28   Amended and Restated Consignment Agreement dated July 26,
                          1994 between Rhode Island Hospital Trust National Bank and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.29   Second Amendment to Amended and Restated Consignment
                          Agreement, dated September 11, 1995 between the Registrant and Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 1996).

             10.30   Third Amendment to Amended and Restated Consignment
                          Agreement dated July 26, 1994, dated December 26, 1996 between the Registrant and Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit
                          10.3 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 13,
                          1997).

             10.31   Registrant's 1994 Stock Option Plan (incorporated by
                          reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.32   Registrant's 1994 Restricted Stock Plan (incorporated by
                          reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.33   Registrant's Annual Incentive Plan (incorporated by
                          reference to Exhibit 10.9 to the Registrant's Registration Statement on form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.34   Registrant's Retirement & Savings Plan (incorporated by
                          reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.35   Registrant's Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-982288, initially filed with the Securities and Exchange Commission on October 18,
                          1995).

             10.36   Tax Indemnification Agreement dated June 10, 1994
                          (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.37   Amendment to Tax Indemnification Agreement dated August 30,
                          1994 (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.38   Restatement and Modification of Licensing Agreement between the Registrant and Piercing Pagoda of Florida, Inc., dated June 3, 1994 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

             10.39   Agreement together with Addendum dated August 4, 1994
                          between the Registrant and Lehigh Valley Industrial Park, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially field with the Securities and Exchange Commission on June 14, 1994).

             10.40   Asset Purchase Agreement dated January 29, 1997 Between
                          Piercing Pagoda, Inc., EARS, Inc., Weaver's Gems and Minerals, Inc. and Gemstone Jewelry, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 13, 1997).

             10.41   Asset Purchase Agreement dated April 25, 1997 Between
                          Piercing Pagoda, Inc. and the Silver & Gold Trading Company, Inc. (incorporated by reference to Exhibit
                          10.41 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15, 1997).

             10.42   Syndicated Loan Agreement dated March 27, 1997 by and among
                          Piercing Pagoda, Inc.,

                          CoreStates Bank, N.A., Summit Bank and First Union National Bank (incorporated by reference to Exhibit
                          10.41 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15, 1997).

             11      Statement regarding computation of earnings per share
                          (incorporated by reference to Exhibit 11 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15, 1997).

             12      Not applicable.

             13      Not applicable.

             16      Not applicable.

             18      Not applicable.

             21      Subsidiaries of the Registrant (incorporated by reference
                          to Exhibit 21 to the Registrant's Form 10-K filed with the Securities and Exchange Commission on June 25,
                          1996).

             22      Not applicable.

             23.1    Consent of KPMG Peat Marwick LLP, independent certified
                          public accountants.*

             24      None.

             27      Financial Data Schedule (incorporated by reference to
                          Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15, 1997).


         * Filed herewith.

         (b) Reports on Form 8-K

             The Company did not file any Current Reports on Form 8-K during the last quarter of fiscal 1997.

         SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the township of Hanover in the Commonwealth of Pennsylvania on June 25, 1997.

                                    PIERCING PAGODA, INC.



         By:                        /s/ John F. Eureyecko
                                    --------------------------------
                                    John F. Eureyecko
                                    President and
                                    Chief Operating Officer

                  Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and dates indicated below.

                  Signature                          Title                                       Date
                  ---------                          -----                                       ----


                  /s/ Richard H. Penske                                                          June 25, 1997
                  ----------------------------
                  Richard H. Penske                  Chief Executive Officer and
                                                     Chairman of the Board
                                                     (Principal Executive Officer)





                  /s/ John F. Eureyecko                                                          June 25, 1997
                  ----------------------------
                  John F. Eureyecko                  Director, President and
                                                     Chief Operating Officer
                                                     (Principal Financial and Accounting Officer)



                  /s/ Alan R. Hoefer                                                             June 25, 1997
                  ----------------------------
                  Alan R. Hoefer                     Director





                  /s/ Mark A. Randol                                                             June 25, 1997
                  ----------------------------
                  Mark A. Randol                     Director

                                INDEX TO EXHIBITS

         Exhibit No.                 Exhibit                            Page No.
         -----------                 -------                            --------

         23.1           Consent of KPMG Peat Marwick LLP, independent       58
                        certified public accountants.