Form 10-Q
period 1997-06-30
PIERCING PAGODA INC
filed 1997-08-14
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 6,034,920 (as of August 11, 1997)

                              PIERCING PAGODA, INC.


                                      INDEX
                                                                            PAGE
                        PART I - FINANCIAL INFORMATION               NUMBER

  Item 1.    Financial Statements

             Consolidated balance sheets as of
             June 30, 1997 and March 31, 1997                           3

             Consolidated statements of operations for the three
             months                                                     4
             ended June 30, 1997 and 1996

             Consolidated statements of cash flows for the  three
             months ended June 30, 1997 and 1996                        5

             Notes to consolidated financial statements                 7

  Item 2.    Management's discussion and analysis of financial
             condition and results of operations                        9

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                         13

     Item 2. Changes in Securities                                     13

     Item 3. Defaults Upon Senior Securities                           13

     Item 4. Submission of Matters to a Vote of Security Holders       13

     Item 5.    Other Information                                      13

     Item 6.    Exhibits and Reports on Form 8-K                       13

             Signatures                                                14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       June 30,       March 31,
                                                         1997           1997
                                                      ------------   -----------
   Assets                                             (Unaudited)

Current assets
   Cash                                                 $ 2,681       $ 4,119
   Accounts receivable                                    1,411         2,233
   Inventory                                             48,869        43,109
   Deposits for inventory purchases                         384           850
   Prepaid expenses and other current assets                863           757
   Prepaid income taxes                                   2,082         1,494
   Deferred tax assets                                    1,697         1,530

                                                      ------------   -----------
Total current assets                                     57,987        54,092

Property, fixtures and equipment, net                    24,258        22,572
Other assets                                              6,460         3,077

                                                      ============   ===========
                                                       $ 88,705      $ 79,741
                                                      ============   ===========
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                     $ 6,509       $ 3,668
   Current installments of long-term debt                   234           234
   Accrued expenses and other current liabilities         9,346         9,541

                                                      ------------   -----------
Total current liabilities                                16,089        13,443

Long-term debt, less current installments                19,481        26,690
Deferred tax liabilities                                    183         1,550
Other liabilities                                           661           536

                                                      ------------   -----------
Total liabilities                                        36,414        42,219

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.               -             -
   Common stock, par value $.01 per share,
   authorized
      15,000,000 shares. Issued 5,933,620 shares and         60            53
   5,273,994
      at June 30, 1997 and March 31, 1997,
   respectively.
   Additional paid-in capital                            37,647        22,588
   Retained earnings                                     14,584        14,881

                                                      ------------   -----------
Total stockholders' equity                               52,291        37,522
                                                      ------------   -----------
                                                       $ 88,705      $ 79,741
                                                      ============   ===========

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three months ended
                                                                        June 30,
                                                             -------------------
                                                                 1997       1996
                                                             --------  ---------

Net sales                                                   $42,873  $ 30,244

Cost of goods sold and occupancy
expenses,                                                    24,766    17,463
    (excluding depreciation on
kiosks)
                                                             --------  ---------
Gross profit                                                 18,107    12,781

Selling, general and administrative
expenses,                                                    17,854    12,421
    (including depreciation on
kiosks)
                                                             --------  ---------
Income from operations                                          253       360

Interest and other income                                       103        60
Interest expense                                                843       361
                                                             --------  ---------
Earnings (loss) before income taxes                            (487)       59

Income tax expense (benefit)                                   (190)       24
                                                             ========  =========
Net (loss) income                                            $ (297)     $ 35
                                                             ========  =========

Earnings (loss) per share                                     $(0.05)  $ 0.01

                                                             ========  =========

Weighted average common shares and
 equivalent shares outstanding                                5,492     5,356
                                                             ========  =========

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               June 30,
                                                       -------------------------
                                                          1997          1996
                                                       ------------  -----------
Cash flows from operating activities:
  Net income (loss)                                       $ (297)    $    35
  Adjustments to reconcile net income (loss)  to net
cash provided
   by (used in) operating activities:
     Depreciation and amortization                         1,221         781
     (Gain) loss on disposal of property, fixtures
       and equipment                                         (10)          -
     Other changes in other assets                           (32)         (9)
     Deferred income taxes                                   318           -
     Change in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                    822           6
      Inventory                                           (3,393)     (4,688)
      Deposits for inventory purchases                       466      (1,936)
      Prepaid expenses and other current assets             (106)        173
      Prepaid income taxes                                  (552)        (82)
      Accounts payable                                     2,841       5,313
      Accrued expenses and other current liabilities        (255)       (535)
      Other liabilities                                     (115)         60

                                                       ------------  -----------
Net cash provided by (used in) operating activities          908        (882)

Cash flows from investing activities:
  Additions to property, fixtures and equipment           (2,284)     (2,518)
  Payments for purchase of businesses                     (7,904)          -
  Proceeds from disposal of property, fixtures and
   equipment                                                  38           -
  Noncurrent deposits, net                                   (17)         81

                                                       ------------  -----------
Net cash used in investing activities                    (10,167)     (2,437)

Cash flows from financing activities:
  Repayments of long-term debt                                (9)         (2)
  Revolving line of credit, net                           (7,200)      2,970
  Loan fees paid                                               -         (20)
  Proceeds from issuance of long-term debt                     -         400
  Net proceeds from issuance of common stock under
    employee share plans                                     128          85
  Proceeds from issuance of common stock, net             14,902           -

                                                       ------------  -----------
Net cash provided by financing activities                  7,821       3,433

                                                       ------------  -----------
Net increase (decrease) in cash                           (1,438)        114

Cash at beginning of period                                4,119       1,864

                                                       ============  ===========
Cash at end of period                                    $ 2,681     $ 1,978
                                                       ============  ===========

                      PIERCING PAGODA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               June 30,
                                                       -------------------------
                                                          1997          1996
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                $ 677       $ 297
                                                       ============  ===========
   Income taxes, net                                       $  80       $ 106
                                                       ============  ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Summary of significant accounting policies

     The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and a wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 1997. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

     Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Property, Fixtures and Equipment

      A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                 June 30,      March 31,
                                                   1997           1997
                                              --------------  -----------
       Land                                       $ 688         $ 688
       Furniture and fixtures                     3,292         3,054
       Kiosks                                    21,616        19,832
       Building and improvements                  4,050         4,037
       Computer equipment, software and other
       equipment                                  8,041         7,396
                                              --------------  -----------
                                                 37,687        35,007
       Less accumulated depreciation and
       amortization                              13,429        12,435
                                              ==============  ===========
                                               $ 24,258       $ 22,572
                                              ==============  ===========

Note 3            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                                 June 30,      March 31,
                                                   1997           1997
                                               -------------  -----------
       Accrued  payroll, vacation
        and related taxes                       $ 3,685       $ 4,160
       Sales tax payable                            765           704
       Accrued rents payable                        666         1,091
       Liability under jewelry club program         788           747
       Liability under lifetime guarantee
        program                                   1,261         1,211
       Other accrued expenses                     2,181         1,628
                                              ==============  ===========
                                                $ 9,346       $ 9,541
                                              ==============  ===========


Note 4            Purchase of businesses

     In April 1997, the Company purchased substantially all the operations of Silver and Gold Connection, Inc, an independent kiosk retailer ("Silver and Gold"). Silver and Gold had operated approximately 46 kiosk locations selling primarily gold and silver jewelry. The purchase agreement provides for the payment of $4.7 million for the kiosk locations, leases and store fixtures. The Company also acquired all of Silver and Gold's inventory for approximately $2.8 million. The excess of the net assets acquired over their fair value of approximately $3.0 million has been recorded as goodwill and is being amortized over 15 years. In connection with the acquisition, the Company entered into a non-competition agreement with the principal stockholder of Silver & Gold which provides for annual payments of $60,000 to be made over a five year period. Also during the quarter ended June 30, 1997, the Company acquired two other kiosk locations from unrelated third parties. The total purchase price for these acquisitions of $99,000 has been recorded as goodwill. The effect of these transactions was not material to the results of operations of the Company.

Note 5            Secondary Offering

     On June 30, 1997, the Company completed a secondary offering of 650,000 shares of its common stock. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $14.9 million which was used to repay indebtedness under the Company's revolving line of credit. Subsequently, in July 1997, the underwriters of the offering exercised their option to purchase an additional 97,500 shares of stock from the Company resulting in additional proceeds (after underwriting discounts and commissions) to the Company of approximately $2.3 million.

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

Results of operations

Three months ended June 30, 1997 and 1996

     Consolidated net sales increased $12.7 million, or 42% from $30.2 million for the three months ended June 30, 1996 to $42.9 million for the three months ended June 30, 1997. This increase was due primarily to net sales generated by new stores opened or acquired by the Company and a $1.7 million, or 6%, increase in comparable store net sales. There were a total of 749 stores open at June 30, 1997 compared to 535 at June 30, 1996, an increase of 40%. In addition, wholesale sales to the Florida licensee increased to $878,000 for the three months ended June 30, 1997 from $336,000 in the three months ended June 30, 1997. This increase reflects increased sales volume at the Florida Licensee's stores and the purchase of initial inventory for locations purchased by the Florida Licensee from the Company in May 1997. The average jewelry units sold per store increased 16% to 2,900 for the three months ended June 30, 1997 compared to 2,500 at June 30, 1996. The average price per jewelry unit sold declined to $23.96 for the three months ended June 30, 1997 compared to $24.52 for the three months ended June 30, 1996. The increase in average jewelry units sold and decrease in average price per jewelry unit reflect greater promotional activity during the period as compared to the previous year. The Company increased promotions in an effort to increase unit sales and produce greater gross profit dollars.

     Gross profit increased $5.3 million, or 41%, from $12.8 million for the three months ended June 30, 1996 to $18.1 million for the three months ended June 30, 1997. The Company's gross profit margin was relatively unchanged at 42.2% for the three months ended June 30, 1997 versus 42.3% for the three months ended June 30, 1996. Gross profit margin decreased slightly due to an increase in sales activity to the Florida licensee. Wholesale sales to the Florida licensee produce a lower gross margin than the Company's own retail net sales.

     Selling, general and administrative expenses increased $5.4 million, or 43%, from $12.4 million for the three months ended June 30, 1996 to $17.8 million for the three months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased from 41.1% for the three months ended June 30, 1996 to 41.6% for the three months ended June 30, 1997. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company. This was partially offset by improvements in corporate overhead as a percentage of net sales, reflecting leverage over a larger sales base. Depreciation and amortization expense increased 54% to $1.2 million in the three months ended June 30, 1997 from $781,000 in the three months ended June 30, 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense increased $482,000, or 133%, from $361,000 for the three months ended June 30, 1996 to $843,000 for the three months ended June 30, 1997, and as a percentage of net sales increased from 1.2% for the three months ended June 30, 1996 to 2.0% for the three months ended June 30, 1997. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement, principally to fund recent acquisitions and an increase in the number of ounces consigned under the Company's gold consignment arrangements.

     As a result of the foregoing, the Company's net income declined from $35,000 for the three months ended June 30, 1996 to a net loss of $297,000 for the three months ended June 30, 1997.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and in June 1997, an offering of the Company's common stock. On June 30, 1997, the Company completed a public offering of 650,000 shares of its common stock. The transaction resulted in net proceeds (after offering expenses) to the Company of approximately $14.9 million which was used to repay indebtedness under the Company's revolving line of credit. Subsequently, in July 1997, the underwriters of the offering exercised their option to purchase an additional 97,500 shares of stock from the Company resulting in additional proceeds (after underwriting discounts and commissions) to the Company of approximately $2.3 million. The Company's working capital increased to $41.9 million at June 30, 1997 from $14.8 million at June 30, 1996. At June 30, 1997, the Company had outstanding borrowings of $17.0 million under its revolving line of credit and $2.7 million of long-term debt outstanding, including $234,000 classified as a current liability. In addition, the Company had consigned 92,677 ounces of gold under its gold consignment program valued at approximately $31.0 million.

     Net cash provided by operating activities was $908,000 for the three months ended June 30, 1997 compared to net cash used by operating activities of $882,000 for the same period in the prior year. Net cash provided by operating activities primarily reflects increases in liabilities, a reduction in accounts receivable and inventory deposits; and adjustments for depreciation and amortization. These were partially offset by an increase in inventory to stock newly acquired and opened stores.

     Net cash used in investing activities was $10.2 million during the three months ended June 30, 1997 compared to $2.4 million during the three months ended June 30, 1996. Net cash used in investing activities primarily reflects the purchase of substantially all the operations of Silver and Gold Connection in April 1997 and the addition of property, fixtures and equipment in connection with the opening of new stores and the renovation of existing stores.

     Net cash provided by financing activities was $7.8 million for the three months ended June 30, 1997 versus $3.4 million during the three months ended June 30, 1996. On June 25, 1997, the Company completed a secondary offering of its common stock, raising net proceeds of approximately $14.9 million which was used to repay a portion of existing indebtedness.

     The Company's revolving credit facility provides for maximum borrowings of $75.0 million through a combination of cash advances (which may not exceed $45 million) and letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. At June 30, 1997, the Company had $25.9 million available to be borrowed under its revolving credit facility and was in compliance with covenants contained in the
     agreement.   The  Company  believes  that  the  expected  cash  flows  from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

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

     The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a variety of factors, including fluctuations in the price of gold, the amount and timing of acquisitions and new store openings, the integration of recently acquired and newly opened stores into the operations of the Company, the timing of promotions, and changes in national and regional economic conditions.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms; the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into the Company's existing operations; the Company's ability to successfully implement and improve management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; fluctuations in quarterly net sales, and, in particular, third quarter net sales; fluctuations in gold prices; competitive conditions; economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; and the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.

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

            11 Statement regarding computation of net loss per common share and common share equivalent.

            27    Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended June 30, 1997, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  August 14, 1997               /s/ John F. Eureyecko
                                          ---------------------
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  August 14, 1997               /s/ Brandon R. Lehman
                                          ---------------------
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                                                    Sequentially
  Exhibit                                                           Numbered
   Number                                                             Page

     11      Statement regarding computation of net loss per
             common share and common share equivalent                  16

     27      Financial Data Schedule                                   17

Exhibit 11 - Statement regarding computation of net loss per common share and common share equivalent.


(In thousands, except per share data)                              Three months
                                                                  ended June 30,
                                                                            1997
                                                                  --------------

Average shares outstanding                                             5,321
Net effect of dilutive stock options, based
   on the treasury stock method                                          171

                                                                   =============
Total shares used in computation                                       5,492
                                                                   =============

Net loss                                                              $ (297)
                                                                   =============
Net loss per common share and
   common share equivalent                                            $ (0.05)
                                                                   =============