Form 10-Q
period 1997-09-30
PIERCING PAGODA INC
filed 1997-11-12
CIK 925544

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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
      (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)        Identification Number)



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 6,045,599 (as of November 7, 1997)

                            PIERCING PAGODA, INC.


                                    INDEX
                                                                      PAGE
                        PART I - FINANCIAL INFORMATION               NUMBER

  Item 1.    Financial Statements

             Consolidated balance sheets as of
             September 30, 1997 and March 31, 1997                      3

             Consolidated statements of operations for the three
             months ended September 30, 1997 and 1996 and six
             months ended September 30, 1997 and 1996                   4

             Consolidated statements of cash flows for the six
             months ended September 30, 1997 and 1996                   5

             Notes to consolidated financial statements                 7

  Item 2.    Management's discussion and analysis of financial
             condition and results of operations                        9

                         PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                         14

     Item 2. Changes in Securities                                     14

     Item 3. Defaults Upon Senior Securities                           14

     Item 4. Submission of Matters to a Vote of Security Holders       14

     Item 5. Other Information                                         14

     Item 6. Exhibits and Reports on Form 8-K                          15

             Signatures                                                16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PIERCING PAGODA, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                     September 30,   March 31,
                                                         1997           1997
                                                     -------------   -----------
   Assets                                            (Unaudited)

Current assets
   Cash                                                $ 2,719        $ 4,119
   Accounts receivable                                     811          2,233
   Inventory                                            50,944         43,109
   Deposits for inventory purchases                      5,737            850
   Prepaid expenses and other current assets               547            757
   Prepaid income taxes                                  2,656          1,494
   Deferred tax assets                                   1,721          1,530

                                                     -------------   -----------
Total current assets                                    65,135         54,092

Property, fixtures and equipment, net                   25,087         22,572
Other assets                                             6,372          3,077

                                                     =============   ===========
                                                      $ 96,594       $ 79,741
                                                     =============   ===========
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                    $ 5,458        $ 3,668
   Current installments of long-term debt                  234            234
   Accrued expenses and other current liabilities        9,352          9,541

                                                     -------------   -----------
Total current liabilities                               15,044         13,443

Long-term debt, less current installments               25,772         26,690
Deferred tax liabilities                                   493          1,550
Other liabilities                                          687            536

                                                     -------------   -----------
Total liabilities                                       41,996         42,219

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.              -              -
   Common stock, par value $.01 per share,
   authorized
      15,000,000 shares. Issued 6,041,724 shares            61             53
   and 5,273,994
      at September 30, 1997 and March 31, 1997,
   respectively.
   Additional paid-in capital                           40,106         22,588
   Retained earnings                                    14,431         14,881

                                                     -------------   -----------
Total stockholders' equity                              54,598         37,522
                                                     -------------   -----------
                                                       $96,594       $ 79,741
                                                     =============   ===========

See accompanying notes to consolidated financial statements.

                    PIERCING PAGODA, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                     Three months ended      Six months ended
                                       September 30,          September 30,
                                      1997        1996       1997       1996
                                    ----------  ---------   --------  ---------

Net sales                           $ 42,877   $ 32,439    $ 85,750  $ 62,683

Cost of goods sold and occupancy
 expenses, (excluding depreciation
 on kiosks)                           24,099     18,723      48,865    36,186
                                    ----------  ---------   --------  ---------
Gross profit                          18,778     13,716      36,885    26,497

Selling, general and administrative
 expenses, (including depreciation
 on kiosks)                           18,445     13,477      36,299    25,898
                                    ----------  ---------   --------  ---------
Income from operations                   333        239         586       599

Interest and other income                105         74         208       134
Interest expense                         682        487       1,525       848
                                    ----------  ---------   --------  ---------
Loss before income taxes                (244)      (174)       (731)     (115)

Income tax benefit                       (91)       (69)       (281)      (45)
                                    ==========  =========   ========  =========
Net loss                              $ (153)    $ (105)     $ (450)    $ (70)
                                    ==========  =========   ========  =========

Loss per share                       $ (0.02)   $ (0.02)    $ (0.08)  $ (0.01)
                                    ==========  =========   ========  =========
Weighted average common shares and
 equivalent shares outstanding         6,195      5,370       5,849     5,369
                                    ==========  =========   ========  =========

See accompanying notes to consolidated financial statements

                    PIERCING PAGODA, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                            Six months ended
                                                               September 30,
                                                       -------------------------
                                                          1997          1996
                                                       ------------  -----------

Cash flows from operating activities:
  Net loss                                                $ (450)      $ (70)
  Adjustments to reconcile net loss  to net cash
   used in operating activities:
     Depreciation and amortization                         2,512       1,639
     (Gain) loss on disposal of property, fixtures
       and equipment                                          (2)         48
     Other changes in other assets                           (20)        (85)
     Deferred income taxes                                   604           -
     Change in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                  1,422         (83)
      Inventory                                           (5,468)    (11,993)
      Deposits for inventory purchases                    (4,887)     (3,070)
      Prepaid expenses and other current assets              210         170
      Prepaid income taxes                                (1,081)       (255)
      Accounts payable                                     1,790       7,432
      Accrued expenses and other current liabilities        (249)       (348)
      Other liabilities                                      (89)         57

                                                       ------------  -----------
Net cash used in operating activities                     (5,708)     (6,558)

Cash flows from investing activities:
  Additions to property, fixtures and equipment           (4,267)     (5,070)
  Payments for purchase of businesses                     (7,948)          -
  Proceeds from disposal of property, fixtures and
   equipment                                                  38          19
  Noncurrent deposits, net                                   (26)         15

                                                       ------------  -----------
Net cash used in investing activities                    (12,203)     (5,036)

Cash flows from financing activities:
  Repayments of long-term debt                               (18)        (10)
  Revolving line of credit, net                             (900)     11,445
  Loan fees paid                                             (16)          -
  Proceeds from issuance of long-term debt                     -         400
  Net proceeds from issuance of common stock under
   employee stock plans                                      256         171
  Proceeds from issuance of common stock, net             17,189           -

                                                       ------------  -----------
Net cash provided by financing activities                 16,511      12,006

                                                       ------------  -----------
Net increase (decrease) in cash                           (1,400)        412

Cash at beginning of period                                4,119       1,864

                                                       ============  ===========
Cash at end of period                                    $ 2,719     $ 2,276
                                                       ============  ===========

                    PIERCING PAGODA, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (In thousands)
                                 (Unaudited)

                                                            Six months ended
                                                               September 30,
                                                       -------------------------
                                                          1997          1996
                                                       ------------  -----------
Supplemental disclosures of cash flow  information:
 Cash paid during the period for:

   Interest                                              $ 1,401       $ 801
                                                       ============  ===========
   Income taxes, net                                       $ 277       $ 210
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

     Operating  results for the  three-month  and  six-month  periods  ended
     September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Property, Fixtures and Equipment

      A summary of major classes of property, fixtures and equipment follows (in thousands):

                                              September 30,     March 31,
                                                  1997             1997
                                              -------------  -------------
       Land                                    $     688        $    688
       Furniture and fixtures                      3,522           3,054
       Kiosks                                     22,701          19,832
       Building and improvements                   4,116           4,037
       Computer  equipment,  software  and
        other equipment                            8,654           7,396
                                              -------------  -------------
                                                  39,681          35,007
       Less  accumulated  depreciation and
        amortization                              14,594          12,435
                                              =============  =============
                                                $ 25,087        $ 22,572
                                              =============  =============

Note 3            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                              September 30,      March 31,
                                                   1997            1997
                                              --------------    -----------
       Accrued   payroll, vacation and
        related taxes                           $ 4,141          $ 4,160
       Sales tax payable                            671              704
       Accrued rents payable                        504            1,091
       Liability under jewelry club
        program                                     975              747
       Liability under lifetime guarantee
        program                                   1,411            1,211
       Other accrued expenses                     1,650            1,628
                                              ==============    ===========
                                                $ 9,352          $ 9,541
                                              ==============    ===========


Note 4            Purchase of businesses

     In April 1997, the Company purchased substantially all the operations of Silver and Gold Connection, Inc., an independent kiosk retailer ("Silver and Gold"). Silver and Gold had operated approximately 46 kiosk locations selling primarily gold and silver jewelry. The purchase agreement provides for the payment of $4.7 million for the kiosk locations, leases and store fixtures. The Company also acquired all of Silver and Gold's inventory for approximately $2.8 million. The excess of the net assets acquired over their fair value of approximately $3.0 million has been recorded as goodwill and is being amortized over 15 years. In connection with the acquisition, the Company entered into a non-competition agreement with the principal stockholder of Silver & Gold which provides for annual payments of $60,000 to be made over a five year period.

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

Results of operations

Three months ended September 30, 1997 and 1996

     Consolidated net sales increased $10.5 million, or 32% from $32.4 million for the three months ended September 30, 1996 to $42.9 million for the three months ended September 30, 1997. This increase was due primarily to net sales generated by new stores opened or acquired by the Company which were not in the Company's comparable store base. Comparable store sales declined $432,000 or 1.4% due primarily to a planned reduction in promotional activity during the quarter and to the impact of new and acquired stores which operate in the same mall as the Company's comparable stores. Of the Company's 499 comparable stores, approximately 125 operate in malls with a new or acquired companion store which opened within the last 18 months. There were a total of 769 stores open at September 30, 1997 compared to 565 at September 30, 1996, an increase of 36%. In addition, wholesale sales to the Florida licensee increased to $707,000 for the three months ended September 30, 1997 from $555,000 in the three months ended September 30, 1996. This increase reflects increased sales volume at the Florida Licensee's stores and the purchase of inventory for additional locations operated by the Florida Licensee versus the prior year. The average jewelry units sold per store decreased 4% to 2,400 for the three months ended September 30, 1997 compared to 2,500 for the three months ended September 30, 1996. The average price per jewelry unit sold increased slightly to $22.96 for the three months ended September 30, 1997 compared to $22.72 for the three months ended September 30, 1996. The decrease in jewelry units sold and increase in average price per jewelry unit reflect the planned reduction in promotional activity during the period as compared to the previous year.

     Gross profit increased $5.1 million, or 37%, from $13.7 million for the three months ended September 30, 1996 to $18.8 million for the three months ended September 30, 1997. The Company's gross profit margin improved to 43.8% for the three months ended September 30, 1997 versus 42.3% for the three months ended September 30,

     1996. The increase in gross profit dollars was attributable primarily to the Company's increased net sales. Gross profit margin improved primarily due to improved merchandise margins caused by a reduction in promotional activities and lower merchandise costs to the Company. This was partially offset by increases in rent and occupancy as a percentage of net sales due to the large number of newer stores operated by the Company and a decline in comparable store net sales.

     Selling, general and administrative expenses increased $4.9 million, or 36%, from $13.5 million for the three months ended September 30, 1996 to $18.4 million for the three months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased from 41.5% for the three months ended September 30, 1996 to 43.0% for the three months ended September 30, 1997. The increase in dollars was attributable primarily to the increase in the number of new and acquired stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company. This was partially offset by improvements in corporate overhead as a percentage of net sales, reflecting leverage over a larger sales base. Depreciation and amortization expense increased 52% to $1.3 million in the three months ended September 30, 1997 from $858,000 in the three months ended September 30, 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense increased $195,000, or 40%, from $487,000 for the three months ended September 30, 1996 to $682,000 for the three months ended September 30, 1997, and as a percentage of net sales increased from 1.5% for the three months ended September 30, 1996 to 1.6% for the three months ended September 30, 1997. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit and an increase in fees paid under the Company's gold consignment arrangements.

     As a result of the foregoing, the Company's net loss increased from $105,000 for the three months ended September 30, 1996 to $153,000 for the three months ended September 30, 1997.

Six months ended September 30, 1997 and 1996

     Consolidated net sales increased $23.1 million, or 37%, from $62.7 million for the six months ended September 30, 1996 to $85.8 million for the six months ended September 30, 1997. This increase was primarily due to an increase in the average number of stores open for the six months ended September 30, 1997, as compared to the six months ended September 30, 1996 and a $1.4 million, or 2%, increase in comparable store net sales. There were a total of 769 stores open at September 30, 1997 compared to 565 at September 30, 1996, an increase of 36%. The average jewelry units sold per store increased 2% to 5,000 for the six months ended September 30, 1997 compared to 4,900 for the six months ended September 30, 1996. The average price per jewelry unit sold was relatively unchanged at $23.46 for the six months ended
     September 30, 1997 compared to $23.60 for the six months ended September 30, 1996.

     Gross profit increased $10.4 million, or 39%, from $26.5 million for the six months ended September 30, 1996 to $36.9 million for the six months ended September 30, 1997. The Company's gross profit margin improved from 42.3% for the six months ended September 30, 1996 to 43.0% for the six months ended September 30, 1997. The increase in gross profit dollars was attributable to the Company's increase in net sales. Gross profit margin improved primarily due to improved merchandise margins caused by a recent reduction in promotional activities and overall lower merchandise costs to the Company. This was partially offset by increases in rent and occupancy as a percentage of net sales due to the large number of newer stores operated by the Company.

     Selling, general and administrative expenses increased $10.4 million, or 40%, from $25.9 million for the six months ended September 30, 1996 to $36.3 million for the six months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased from 41.3% for the six months ended September 30, 1996 to 42.3% for the six months ended September 30, 1997. The increase in dollars was attributable primarily to the increase in the number of new and acquired stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company. This was partially offset by improvements in corporate overhead as a percentage of net sales, reflecting leverage over a larger sales base. Depreciation and amortization expense increased 56% to $2.5 million in the six months ended September 30, 1997 from $1.6 million in the six months ended September 30, 1996 due primarily to capital expenditures for new and acquired stores and the upgrading of kiosks in existing locations.


     Interest expense increased $677,000, or 80%, from $848,000 for the six months ended September 30, 1996 to $1.5 million for the six months ended September 30, 1997, and as a percentage of net sales increased from 1.4% for the six months ended September 30, 1996 to 1.8% for the six months ended September 30, 1997. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement and an increase in fees paid under the Company's gold consignment arrangements.

     As a result of the foregoing, the Company's net loss increased from $70,000 for the six months ended September 30, 1996 to a net loss of $450,000 for the six months ended September 30, 1997.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and in June of 1997, an offering of the Company's common stock. On June 30, 1997, the Company completed a public offering of 650,000 shares of its common stock. Subsequently, in July 1997, the underwriters of the offering exercised their option to purchase an additional 97,500 shares of stock from the Company. The total transaction resulted in net proceeds (after offering expenses) to the Company of approximately $17.2 million which was used to repay indebtedness under the Company's revolving line of credit. The Company's working capital increased to $50.1 million at September 30, 1997 from $13.0 million at September 30, 1996. At September 30, 1997, the Company had outstanding borrowings of $23.3 million under its revolving line of credit and $2.7 million of long-term debt outstanding, including $234,000 classified as a current liability. In addition, the Company had consigned 107,078 ounces of gold under its gold consignment program valued at approximately $35.6 million.

     Net cash used in operating activities was $5.7 million for the six months ended September 30, 1997 compared to $6.6 million for the same period in the prior year. Net cash used in operating activities primarily reflects increases in inventory and deposits for inventory in anticipation of the year-end holiday shopping season. These were partially offset by depreciation and amortization, a reduction in accounts receivable and an increase in accounts payable.

     Net cash used in investing activities was $12.2 million during the six months ended September 30, 1997 compared to $5.0 million during the six months ended September 30, 1996. Net cash used in investing activities primarily reflects the purchase of substantially all the operations of Silver and Gold Connection in April 1997 and the addition of property, fixtures and equipment in connection with the opening of new stores and the renovation of existing stores.

     Net cash provided by financing activities was $16.5 million for the six months ended September 30, 1997 versus $12.0 million during the six months ended September 30, 1996. During the six months ended September 30, 1997, the Company completed a secondary offering of its common stock, raising net proceeds of approximately $17.2 million which was used to repay a portion of existing indebtedness.

     The Company's revolving credit facility provides for maximum borrowings of $75 million through a combination of cash advances (which may not exceed $45 million) and letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. At September 30, 1997, the Company had $14.6 million available to be borrowed under its revolving credit facility and was in compliance with covenants contained in the agreement. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

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

         None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On September 17, 1997, the Registrant held its Annual Meeting of Stockholders. The stockholders approved the following proposals:

     To elect two directors to hold office until the 2000 Annual Meeting of Stockholders and until his successor has been duly elected and qualified.

            Director          For               Against

       Richard H. Penske   5,169,441               606
        Alan R. Hoefer     5,169,395               652

     To approve the amendment to the Company's 1994 Stock Option Plan.

            For               Against           Abstain

           5,126,579          37,352             6,116

     To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the 1998 fiscal year.

            For               Against           Abstain

           5,168,417           1,000               630


ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            11 Statement regarding computation of net loss per common share and common share equivalent.

            27    Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended September 30, 1997, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  November 7, 1997              /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  November 7, 1997              /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                              INDEX TO EXHIBITS
                                                                   Sequentially
  Exhibit                                                           Numbered
   Number                                                             Page

     11      Statement regarding computation of net loss per
             common share and common share equivalent                  18

     27      Financial Data Schedule                                   19

Exhibit 11 - Statement regarding computation of net loss per common share and common share equivalent.


(In thousands, except per share data)           Three months        Six months
                                                    ended             ended
                                                September 30,     September 30,
                                                    1997               1997
                                               ----------------   -------------

Average shares outstanding                         5,996              5,659
Net effect of dilutive stock options, based
   on the treasury stock method                      199                190

                                               ================   =============
Total shares used in computation                   6,195              5,849
                                               ================   =============

Net loss                                           $(153)             $(450)
                                               ================   =============

Net loss per common share and
   common share equivalent                         $(0.02)            $(0.08)
                                               ================   =============