Form 10-Q
period 1997-12-31
PIERCING PAGODA INC
filed 1998-02-12
CIK 925544

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 6,049,799 (as of February 9, 1998)

                            PIERCING PAGODA, INC.


                                    INDEX
                                                                      PAGE
                        PART I - FINANCIAL INFORMATION               NUMBER

  Item 1.    Financial Statements

             Consolidated balance sheets as of
             December 31, 1997 (unaudited) and March 31, 1997           3

             Unaudited consolidated statements of operations for the three months ended December 31, 1997 and 1996 and nine months ended December 31, 1997 and 1996 4

             Unaudited consolidated statements of cash flows for
             the nine months ended December 31, 1997 and 1996           5

             Notes to consolidated financial statements                 7

  Item 2.    Management's discussion and analysis of financial
             condition and results of operations                       10

                          PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                         16

     Item 2. Changes in Securities and Use of Proceeds                 16

     Item 3. Defaults Upon Senior Securities                           16

     Item 4. Submission of Matters to a Vote of Security Holders       16

  Item 5.    Other Information                                         16

  Item 6.    Exhibits and Reports on Form 8-K                          16

             Signatures                                                17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     PIERCING PAGODA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                     December 31,    March 31,
                                                         1997           1997
                                                     -------------   -----------
   Assets                                            (Unaudited)
Current assets
   Cash                                              $   5,135     $    4,119
   Accounts receivable                                   1,677          2,233
   Inventory                                            63,132         43,109
   Deposits for inventory purchases                        651            850
   Prepaid expenses and other current assets               391            757
   Prepaid income taxes                                      -          1,494
   Deferred tax assets                                   1,887          1,530

                                                     -------------   -----------
Total current assets                                    72,873         54,092

Property, fixtures and equipment, net                   25,535         22,572
Other assets                                             6,256          3,077

                                                     =============   ===========
                                                     $ 104,664       $ 79,741
                                                     =============   ===========
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                  $  12,482       $  3,668
   Current installments of long-term debt                  235            234
   Income taxes payable                                  4,961              -
   Accrued expenses and other current liabilities       17,092          9,541

                                                     -------------   -----------
Total current liabilities                               34,770         13,443

Long-term debt, less current installments                2,463         26,690
Deferred tax liabilities                                   864          1,550
Other liabilities                                          707            536

                                                     -------------   -----------
Total liabilities                                       38,804         42,219

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.              -              -
   Common stock, par value $.01 per share,
      authorized 15,000,000 shares. Issued
      6,045,899 shares and 5,273,99 at December
      31, 1997 and March 31, 1997, respectively.            61             53
   Additional paid-in capital                           40,192         22,588
   Retained earnings                                    25,607         14,881

                                                     -------------   -----------
Total stockholders' equity                              65,860         37,522
                                                     -------------   -----------
                                                     $ 104,664       $ 79,741
                                                     =============   ===========

See accompanying notes to consolidated financial statements.

                     PIERCING PAGODA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                      Three months ended     Nine months ended
                                         December 31,           December 31,
                                       1997        1996       1997       1996
                                     ----------  ---------   --------  ---------

Net sales                           $ 89,915   $ 66,339   $ 175,665  $ 129,022

Cost of goods sold and occupancy
expenses (excluding depreciation on
kiosks)                               44,684     34,459      93,549     70,645
                                     ----------  ---------   --------  ---------
Gross profit                          45,231     31,880      82,116     58,377

Selling, general and administrative
expenses (including depreciation on
kiosks)                               26,672     18,477      62,971     44,375
                                     ----------  ---------   --------  ---------
Income from operations                18,559     13,403      19,145     14,002

Interest and other income                165        110         373        244
Interest expense                         897        747       2,422      1,595
                                     ----------  ---------   --------  ---------
Income before income taxes            17,827     12,766      17,096     12,651

Income tax expense                     6,651      4,942       6,370      4,897
                                     ==========  =========   ========  =========
Net income                           $ 11,176    $ 7,824     $10,726   $ 7,754
                                     ==========  =========   ========  =========

Basic earnings per share               $ 1.85     $ 1.49      $ 1.85    $ 1.48
                                     ==========  =========   ========  =========

Diluted earnings per share             $ 1.80     $ 1.45      $ 1.80    $ 1.44
                                     ==========  =========   ========  =========

See accompanying notes to consolidated financial statements

                     PIERCING PAGODA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                          Nine months ended
                                                             December 31,
                                                       -------------------------
                                                          1997          1996
                                                       ------------  -----------
Cash flows from operating activities:
  Net income                                            $ 10,726     $ 7,754
  Adjustments to reconcile net income  to net cash
   provided by operating activities:
     Depreciation and amortization                         3,927       2,580
     Loss on disposal of property, fixtures and
      equipment                                               48          62
     Other changes in other assets                           (21)       (122)
     Deferred income taxes                                   809          47
     Changes  in  operating  assets  and  liabilities,  net  of  effects  of acquisitions:
      Accounts receivable                                    556        (209)
      Inventory                                          (17,656)    (16,137)
      Deposits for inventory purchases                       199        (199)
      Prepaid expenses and other current assets              366         155
      Prepaid income taxes                                 1,494         883
      Accounts payable                                     8,814      11,141
      Accrued expenses and other current liabilities       7,551       4,709
      Income taxes payable                                 5,048       3,619
      Other liabilities                                     (129)         93

                                                       ------------  -----------
Net cash provided by operating activities                 21,732      14,376

Cash flows from investing activities:
  Additions to property, fixtures and equipment           (6,070)     (7,546)
  Payments for purchase of businesses                     (7,950)          -
  Proceeds from disposal of property, fixtures and
   equipment                                                  68          19
  Noncurrent deposits, net                                   (44)     (1,045)

                                                       ------------  -----------
Net cash used in investing activities                    (13,996)     (8,572)

Cash flows from financing activities:
  Repayments of long-term debt                               (26)        (18)
  Revolving line of credit, net                          (24,200)     (4,299)
  Loan fees paid                                             (19)          -
  Proceeds from issuance of long-term debt                     -         400
  Net proceeds from issuance of common stock under
   employee stock plans                                      336         331
  Proceeds from issuance of common stock, net             17,189           -

                                                       ------------  -----------
Net cash used in financing activities                     (6,720)     (3,586)

                                                       ------------  -----------
Net increase in cash                                       1,016       2,218

Cash at beginning of period                                4,119       1,864

                                                       ============  ===========
Cash at end of period                                    $ 5,135     $ 4,082
                                                       ============  ===========

                     PIERCING PAGODA, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (In thousands)
                                  (Unaudited)

                                                          Nine months ended
                                                             December 31,
                                                       -------------------------
                                                          1997          1996
                                                       ------------  -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

   Interest                                              $ 2,147     $ 1,464
                                                       ============  ===========
   Income taxes, net                                     $  (981)       $ 62
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

     Operating results for the three-month and nine-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Earnings per share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" during the third quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. All prior period earnings per share amounts have been restated to conform with the provisions of SFAS No.
     128.

     The following weighted average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of outstanding stock options, using the treasury stock method.

                                      1998              1997
            Basic:
               Quarter              6,044,501         5,261,842
               Year-to-date         5,793,189         5,253,146

            Diluted:
               Quarter              6,224,845         5,412,987
               Year-to-date         5,974,304         5,380,671

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 3            New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No.130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No. 131 establishes standards for reporting selected financial data and descriptive information about an enterprises reportable operating segments (as defined). The adoption of these standards will not impact the earnings, financial condition or liquidity of the Company.


Note 4            Property, Fixtures and Equipment

     A summary of major classes of property, fixtures and equipment follows (in thousands):

                                              December 31,      March 31,
                                                  1997             1997
                                              ----------------  -------------
       Land                                     $    688        $    688
       Furniture and fixtures                      3,764           3,054
       Kiosks                                     23,664          19,832
       Building and improvements                   4,155           4,037
       Computer  equipment,  software  and         8,734           7,396
       other equipment
                                              ----------------  -------------
                                                  41,005          35,007
       Less  accumulated  depreciation and        15,470          12,435
       amortization
                                              ================  =============
                                                $ 25,535        $ 22,572
                                              ================  =============


Note 5            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                               December 31,      March 31,
                                                   1997            1997
                                              ---------------   ------------
       Accrued payroll, vacation and
        related taxes                         $   6,827          $ 4,160
       Sales tax payable                          3,205              704
       Accrued rents payable                      2,035            1,091
       Liability under jewelry club
        program                                   1,060              747
       Liability under lifetime guarantee
        program                                   1,411            1,211
       Other accrued expenses                     2,554            1,628
                                              ===============   ============
                                               $ 17,092          $ 9,541
                                              ===============   ============

Note 6            Purchase of businesses

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

Note 7            Secondary Offering

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

Results of operations

Three months ended December 31, 1997 and 1996

     Consolidated net sales increased $23.6 million, or 36%, from $66.3 million for the three months ended December 31, 1996 to $89.9 million for the three months ended December 31, 1997. This increase was due primarily to net sales generated by new stores opened or acquired by the Company which were not in the Company's comparable store base. Comparable store sales increased $1.8 million or 2.9%. There were a total of 783 stores open at December 31, 1997 compared to 585 at December 31, 1996, an increase of 34%. In addition, wholesale sales to the Florida licensee increased to $1.9 million for the three months ended December 31, 1997 from $1.1 million in the three months ended December 31, 1996. This increase reflects increased sales volume at the Florida Licensee's stores and the purchase of inventory for additional locations operated by the Florida Licensee versus the prior year. The average jewelry units sold per store decreased 4% to 4,300 for the three months ended December 31, 1997 compared to 4,500 for the three months ended December 31, 1996. The average price per jewelry unit sold was relatively unchanged at $25.63 for the three months ended December 31, 1997 compared to $25.71 for the three months ended December 31, 1996.

     Gross profit increased $13.3 million, or 42%, from $31.9 million for the three months ended December 31, 1996 to $45.2 million for the three months ended December 31, 1997. The Company's gross profit margin improved to 50.3% for the three months ended December 31, 1997 versus 48.1% for the three months ended December 31, 1996. The increase in gross profit dollars was attributable primarily to the Company's increased net sales. The increase in gross profit margin is primarily the result of lower merchandise costs to the Company, while at the same time, the Company maintained consistent list prices charged to consumers. This improvement was partially offset by increased promotional activity at the Company's stores. A significant portion of the Company's lower merchandise costs was due to lower market prices for gold. There can be no assurance that the Company's gross profit margin will not be adversely affected in the future should the price of gold increase.

     Selling, general and administrative expenses increased $8.2 million, or 44%, from $18.5 million for the three months ended December 31, 1996 to $26.7 million for the three months ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased from 27.9% for the three months ended December 31, 1996 to 29.7% for the three months ended December 31, 1997. The increase in dollars was attributable primarily to the increase in the number of new and acquired stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support the current and expected growth in stores. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company as well as higher regular and overtime payroll costs incurred to adequately staff the Company's stores during the peak holiday shopping season. This was partially offset by improvements in corporate overhead as a percentage of net sales, reflecting leverage over a larger sales base. Depreciation and amortization expense increased 49% to $1.4 million in the three months ended December 31, 1997 from $941,000 in the three months ended December 31, 1996 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense increased $150,000, or 20%, from $747,000 for the three months ended December 31, 1996 to $897,000 for the three months ended December 31, 1997, and as a percentage of net sales decreased from 1.1% for the three months ended December 31, 1996 to 1.0% for the three months ended December 31, 1997. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit and an increase in fees paid under the Company's gold consignment arrangements. These were partially offset by lower interest rates on the Company's current revolving line of credit agreement. The decrease in interest expense as a percentage of net sales reflects the spread of interest expense over a higher level of net sales.

     Income tax expense increased $1.8 million to $6.7 million for the three months ended December 31, 1997 from $4.9 million for the three months ended December 31, 1996. As a percentage of earnings before income taxes, income tax expense decreased to 37.3% in fiscal 1997 from 38.7% in fiscal 1996. The increase in income tax expense is due to the increase in the Company's earnings before income taxes. The decrease in income taxes as a percentage of earnings before income taxes reflects a shift in the distribution of the Company's earnings before income taxes away from states with higher income tax rates.

     As a result of the foregoing, the Company's net income increased from $7.8 million for the three months ended December 31, 1996 to $11.2 million for the three months ended December 31, 1997.

Nine months ended December 31, 1997 and 1996

     Consolidated net sales increased $46.7 million, or 36%, from $129.0 million for the nine months ended December 31, 1996 to $175.7 million for the nine months ended December 31, 1997. This increase was primarily due to an increase in the average number of stores open for the nine months ended December 31, 1997, as compared to the nine months ended December 31, 1996 and a $3.0 million, or 2.6%, increase in comparable store net sales. There were a total of 783 stores open at December 31, 1997 compared to 585 at December 31, 1996, an increase of 34%. The average jewelry units sold per store increased 2% to 9,700 for the nine months ended December 31, 1997 compared to 9,500 for the nine months ended December 31, 1996. The average price per jewelry unit sold was relatively unchanged at $24.52 for the nine months ended December 31, 1997 compared to $24.63 for the nine months ended December 31, 1996.

     Gross profit increased $23.7 million, or 41%, from $58.4 million for the nine months ended December 31, 1996 to $82.1 million for the nine months ended December 31, 1997. The Company's gross profit margin improved from 45.2% for the nine months ended December 31, 1996 to 46.7% for the nine months ended December 31, 1997. The increase in gross profit dollars was attributable to the Company's increase in net sales. The increase in gross profit margin is primarily the result of lower merchandise costs to the Company, while at the same time, the Company maintained consistent list prices charged to consumers. This was partially offset by increased promotional activity and increases in rent and occupancy as a percentage of net sales due to the large number of newer stores operated by the Company. A significant portion of the Company's lower merchandise costs was due to lower market prices for gold. There can be no assurance that the Company's gross profit margin will not be adversely affected in the future should the price of gold increase.

     Selling, general and administrative expenses increased $18.6 million, or 42%, from $44.4 million for the nine months ended December 31, 1996 to $63.0 million for the nine months ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased from 34.4% for the nine months ended December 31, 1996 to 35.8% for the nine months ended December 31, 1997. The increase in dollars was attributable primarily to the increase in the number of new and acquired stores and the pre-opening costs for new stores, as well as higher supervisory and administrative expenses to support growth in stores. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company as well as higher regular and overtime payroll costs incurred to staff the Company's stores during the peak holiday shopping season. This was partially offset by improvements in corporate overhead as a percentage of net sales, reflecting leverage over a larger sales base. Depreciation and amortization expense increased 50% to $3.9 million in the nine months ended December 31, 1997 from $2.6 million in the nine months ended December 31, 1996 due primarily to capital expenditures for new and acquired stores and the upgrading of kiosks in existing locations.


     Interest expense increased $800,000, or 50%, from $1.6 million for the nine months ended December 31, 1996 to $2.4 million for the nine months ended December 31, 1997, and as a percentage of net sales increased from 1.2% for the nine months ended December 31, 1996 to 1.4% for the nine months ended December 31, 1997. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit agreement and an increase in fees paid under the Company's gold consignment arrangements.

     Income tax expense increased $1.5 million to $6.4 million for the nine months ended December 31, 1997 from $4.9 million for the nine months ended December 31, 1996. As a percentage of earnings before income taxes, income tax expense decreased to 37.3% in fiscal 1997 from 38.7% in fiscal 1996. The increase in income tax expense is due to the increase in the Company's earnings before income taxes. The decrease in income taxes as a percentage of earnings before income taxes reflects a shift in the distribution of the Company's earnings before income taxes away from states with higher income tax rates.

     As a result of the foregoing, the Company's net income increased from $7.8 million for the nine months ended December 31, 1996 to $10.7 million for the nine months ended December 31, 1997.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and, in June of 1997, an offering of the Company's common stock. On June 30, 1997, the Company completed a public offering of 650,000 shares of its common stock. Subsequently, in July 1997, the underwriters of the offering exercised their option to purchase an additional 97,500 shares of stock from the Company. The total transaction resulted in net proceeds (after offering expenses) to the Company of approximately $17.2 million which was used to repay indebtedness under the Company's revolving line of credit. The Company's working capital increased to $38.1 million at December 31, 1997 from $18.9 million at December 31, 1996. At December 31, 1997, the Company had no outstanding borrowings under its revolving line of credit and $2.7 million of long-term debt outstanding, including $235,000 classified as a current liability. In addition, the Company had consigned 103,274 ounces of gold under its gold consignment program valued at approximately $30.0 million.

     Net cash provided by operating activities was $21.7 million for the nine months ended December 31, 1997 compared to $14.4 million for the same period in the prior year. Net cash provided by operating activities primarily reflects the results of the year-end holiday shopping season, non-cash charges for depreciation and amortization as well as increases in current liabilities. These were partially offset by increases in inventory to support newly opened stores and future scheduled store openings. A portion of the increase in inventory also reflects pre-existing inventory from stores acquired by the Company in the prior fiscal year.

     Net cash used in investing activities was $14.0 million during the nine months ended December 31, 1997 compared to $8.6 million during the nine months ended December 31, 1996. Net cash used in investing activities primarily reflects the purchase of substantially all the operations of Silver and Gold Connection in April 1997 and the addition of property, fixtures and equipment in connection with the opening of new stores and the renovation of existing stores.

     Net cash used in financing activities was $6.7 million for the nine months ended December 31, 1997 versus $3.6 million during the nine months ended December 31, 1996. Net cash used in financing activities during the nine months ended December 31, 1997 primarily reflects a reduction in borrowings under the Company's revolving line of credit partially offset by the proceeds of a secondary offering of the Company's common stock completed in June of 1997.

     On November 21, 1997, the Company amended its revolving line of credit agreement, increasing the maximum amount of borrowings available. The Company's amended revolving credit facility provides for maximum borrowings of $80 million through a combination of cash advances (which may not exceed $50 million) and letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. At December 31, 1997, the Company had $47.8 million available to be borrowed under its revolving credit facility and was in compliance with covenants contained in the agreement. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

     The Company is aware of "Year 2000" issues existing in the programming code of some existing computer systems. The Company is currently working to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

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

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms; the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into the Company's existing operations; the Company's ability to successfully implement, improve and maintain management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; fluctuations in quarterly net sales, and, in particular, third quarter net sales; fluctuations in gold prices; competitive conditions; economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; and the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There are no material legal proceedings against the Company

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            10.43 First   Amendment  to  Syndicated   Loan  Agreement  dated
                  November 21, 1997 between the Registrant and Summit Bank and CoreStates Bank, N.A.

            10.44 Replacement Revolving Note dated November 21, 1997 between the Registrant and Summit Bank.

            10.45 Replacement Revolving Note dated November 21, 1997 between the Registrant and First Union National Bank.

            10.46 Replacement Revolving Note dated November 21, 1997 between the Registrant and CoreStates Bank, N.A..

            27.1  Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended December 31, 1997, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  February 9, 1998              /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  February 9, 1998              /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                              INDEX TO EXHIBITS
                                                                   Sequentially
  Exhibit                                                           Numbered
   Number                                                             Page

   10.43     First Amendment to Syndicated Loan Agreement dated
             November 21, 1997 between the Registrant and Summit
             Bank and CoreStates Bank, N.A.                            20

   10.44     Replacement Revolving Note dated November 21, 1997
             between the Registrant and Summit Bank.                   24

   10.45     Replacement Revolving Note dated November 21, 1997
             between the Registrant and First Union National Bank.     25

   10.46     Replacement Revolving Note dated November 21, 1997
             between the Registrant and CoreStates Bank, N.A..         27

    27.1     Financial Data Schedule                                   19