Form 10-K
period 1998-03-31
PIERCING PAGODA INC
filed 1998-06-24
CIK 925544

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
      (Mark one)
           (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998

                                      or

           (  )   TRANSITION REPORT PURSUANT TO SECTION 13
                15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 22, 1998 was approximately $130,911,803.

The number of shares outstanding of the Registrant's common stock is 6,068,570 (as of June 22, 1998).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission
in  connection  with  its  1998  Annual  Meeting  of   Shareholders   are
incorporated by reference into Part III of this Form 10-K.
==============================================================================

------------------------------------------------------------------------------


                            PIERCING PAGODA, INC.
                              TABLE OF CONTENTS

                                                                  PAGE
                                    PART I

      Item 1.  BUSINESS                                             3

      Item 2.  PROPERTIES                                           12

      Item 3.  LEGAL PROCEEDINGS                                    13

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  13

      Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT                 13

                                      PART II

      Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS                      15

      Item 6.  SELECTED FINANCIAL DATA                              15

      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS        18

      Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES             25
               ABOUT MARKET RISK

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA                                                 26

      Item 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE                                           47

                                      PART III

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS
               OF REGISTRANT                                        47

      Item 11. EXECUTIVE COMPENSATION                               47

      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                47

      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       47

                                      PART IV

      Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K                              48

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

           General

            Piercing Pagoda is the largest retailer of gold jewelry through kiosk stores in the United States. At March 31, 1998, the Company operated 789 stores in 43 states and Puerto Rico, including 762 kiosk stores and 27 in-line stores. The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry, all in basic styles at everyday low prices. The Company's stores are generally located in high traffic concourses of regional shopping malls and are primarily operated under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 170 square feet in size, typically carry approximately 3,800 SKUs, require a low initial investment, can be opened quickly and are easily accessible and visible within malls. During fiscal 1998, the average price of a jewelry item sold by the Company was approximately $25 and average comparable kiosk store net sales per square foot were $1,731. The Company believes that its low price points and focused merchandise selection differentiate it from other mall-based jewelry retailers.

           Operating Strategies

            Piercing Pagoda's objective is to maintain its leadership of the gold jewelry kiosk market and increase its penetration in malls throughout the United States while enhancing the profitability of its overall operations. Principal elements of the Company's strategy to achieve this objective are as follows:

            Focused Merchandise Selection. The Company differentiates its merchandise selection from other jewelry retailers by focusing on basic styles of lower-priced 14 karat and 10 karat gold jewelry, comprised primarily of chains, bracelets, earrings, charms and rings. The Company offers an extensive selection within each merchandise category, and its stores typically carry approximately 3,800 SKUs. The average price of a jewelry item sold by the Company in fiscal 1998 was approximately $25. Approximately 56% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

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

            Sophisticated Management Information Systems. The Company is committed to maintaining sophisticated management information systems. Currently, the Company utilizes a customized management information system that incorporates point-of-sale computers in its stores with an inventory management and replenishment system. These proprietary systems allow the Company to monitor and control effectively the merchandise at its stores and enable the Company to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise. The Company completed a thorough evaluation of its inventory management software needs in fiscal 1998 and determined that, with minor modification, its current proprietary system can accommodate expected future growth for at least the next two fiscal years. Accordingly, implementation of a new inventory management system is not expected to begin until at least fiscal 2000. The Company is presently in the process of upgrading its financial accounting and reporting. A new Windows NT-based client/server financial and accounting system has been selected and is expected to be operational in the first quarter of fiscal 1999. See "Management's Discussion and Analysis" for a discussion of Year 2000 issues.

           Growth Strategy

            Over the last three fiscal years the Company has sought to increase its market share and mall penetration through a combination of new store openings and stores acquired from third parties. Of the 454 stores the Company has opened since the beginning of fiscal 1996, 203 were acquired from independent third parties through asset purchase arrangements. The Company believes that acquiring locations from third parties can be a favorable method of expanding its operations when the seller has a portfolio of desirable store locations. Acquisitions completed over the last three fiscal years include 67 locations acquired from Earring Tree in fiscal 1996, 93 locations acquired from Gemstone Jewelry in fiscal 1997 and 43 locations acquired from Silver & Gold Connection in fiscal 1998.

           Upon completing the purchase of store locations, the Company's strategy to increase the net sales and profitability of the acquired locations has been to convert the acquired stores to the Company's format and implement the Company's merchandising strategies. This has been accomplished by revising the merchandise mix of the acquired stores and by retraining sales associates and store management personnel to provide the same level of customer service emphasized in the Company's other stores. The Company believes that its ability to execute these strategies has been a key element in the successful assimilation of these acquired stores into the Company's operations.

           In May 1998, the Company announced its largest acquisition of approximately 107 locations from Sedgwick Sales, Inc., a kiosk-based retailer of primarily gold-plated jewelry. The seller, which operates under the names Golden Chain Gang, Golden Chain Gang International, Grand Illusions and Sedgwick Gold International will retain rights to these names. This acquisition will add 51 new malls to the Company's portfolio as well as expanding its operations into three new states. The Company believes it can successfully apply its prior experience opening new stores and integrating the previous acquisitions to this purchase. However, there can be no assurance that the Company will be able to successfully integrate these acquired stores and failure to do so could have a material adverse effect on the Company's results of operations and financial condition.

            Opening new stores will continue to be an important part of the Company's growth strategy. The Company plans to open approximately 70 to 90 new stores in fiscal 1999 and 60 to 80 new stores in fiscal 2000 (excluding any acquisitions) and to close approximately 25 existing stores during that two-year period. In selecting sites for new stores, the Company generally seeks malls that have at least 500,000 square feet, a high volume of shopping traffic, strong anchor tenants and sites available in the higher traffic areas of the mall. Opening a new store generally requires a total investment of approximately $107,000, including approximately $70,000 of inventory (a portion of which is generally financed through consignment arrangements), $30,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $7,000 for pre-opening expenses which are expensed when incurred. New stores can typically be opened within eight weeks after obtaining a lease commitment. In addition to evaluating malls in which it does not operate stores, the Company continually evaluates malls where its stores are located to determine whether net sales volumes warrant another kiosk in such malls. At March 31, 1998 there were 395 stores operating in malls where the Company operated more than one location. The Company believes that Piercing Pagoda's strong national retailing reputation, along with the flexibility of its kiosk store format, make its stores attractive to mall developers and managers.

            As part of its ongoing operations, the Company continually evaluates the performance of its stores and the malls in which they are located. Since kiosks require a relatively low investment to open and can be moved relatively easily, the Company's expansion strategy includes closing kiosks when appropriate and relocating the kiosks to new locations. During the past three fiscal years, the Company has closed 31 stores.

            The Company's expansion may also include retail concepts and locations other than the Company's standard kiosks in regional malls. As of March 31, 1998, the Company operated 27 in-line stores, most of which were acquired as part of the Earring Tree acquisition. The Company continues to evaluate and develop its in-line store concept. In fiscal 1998, the Company opened four in-line stores and expects to open less than five in-line stores in fiscal 1999. The in-line store format may allow the Company to expand into malls where kiosks are not utilized, as well as to increase its presence in malls where it already operates kiosks; to offer a larger selection of merchandise, including higher price points; and to take advantage of certain favorable lease opportunities if and when they are presented. During the 1997 holiday season, the Company operated 45 seasonal retail mall carts, selling primarily silver jewelry under the name Silver Station or Gold Station. In addition, the Company may consider limited expansion into outlet malls or less traditional retail locations such as airport terminals. In appropriate situations, the Company will continue to evaluate potential acquisitions of existing stores or store sites from third parties.

           Merchandising and Marketing

           Merchandising

            The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry. The Company focuses its merchandise selection, approximately 94% of which is gold jewelry, on basic styles at everyday low prices. The Company believes that, by offering a broad assortment of basic styles, it provides its customers with a wide variety of choices while limiting merchandising risks associated with fashion trends. The Company maintains a balance between new merchandise and proven successful styles. Prior to introducing new items in all of its stores, the Company usually tests the items in approximately 50 of its highest volume stores. The Company's stores typically carry approximately 3,800 SKUs, approximately 70% of which have list prices between $10 and $80, and during fiscal 1998 generated an average jewelry item selling price of approximately $25. The Company also offers a selection of non- jewelry items such as ear care products and jewelry cleaners. Approximately 56% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

           During  fiscal  1998,   the  Company's   store  net  sales  by
      merchandise category as a percentage of total store net sales were as follows:

                                                              Percent
                                                              of Total
             Merchandise Category                              Store
                                                              Sales (1)
       ------------------------------------------------------------------
         Gold
           Chains and bracelets                                  36%
           Charms and rings                                      27
           Earrings                                              24
           Miscellaneous items                                    1
       ------------------------------------------------------------------
            Total gold                                           88
         Silver jewelry and other items                          12
       ------------------------------------------------------------------
            Total net store sales                               100.0%

       ------------------------------------------------------------------

           (1) Excludes $4.3 million of wholesale sales to the Florida Licensee. See "Properties."


           Marketing

            Piercing  Pagoda's pricing policy is to maintain everyday low prices complemented by selective promotions. The Company seeks to be the value leader for popular-priced gold jewelry in the malls in which its stores are located. The Company's stores display merchandise on pads in glass enclosed showcases with clearly visible price tags that facilitate browsing and comparison shopping, while minimizing the need for sales support. The modular merchandise display trays in which the merchandise pads fit are configured so as to maximize the number of items displayed and to minimize unused space in the showcases. Generally, gold merchandise is priced based on the price the Company paid its suppliers for such merchandise, and the items are not repriced based on normal fluctuations in the price of gold. The Company regularly monitors price levels at its competitors in order to ensure that its prices are competitive, and the Company believes that its volume purchasing and established supplier relationships contribute to its ability to remain competitive. In addition to everyday low prices, the Company has a "buy-five-get-one-free" jewelry club. The Company also utilizes promotional events such as "Buy Two Get One Free" and "Buy One Get One at Half Off", in addition to other promotional events and clearance sales. The Company intends to continue to emphasize these promotions and to monitor them in order to assess their relative success.

            In addition to emphasizing lower prices, extensive selection, 789 nationwide locations and over 20 years of retail experience, the Company promotes the following:

            Complimentary ear piercing. With the purchase of earrings, the Company offers complimentary ear piercing and a free check-up after four weeks. The Company utilizes a state-of-the-art ear piercing system and requires all employees performing ear piercing services to be trained and recertified by the Company annually. The Company limits its ear piercing service to the ear and will not pierce any other part of the body. During fiscal 1998, approximately 10% of the Company's net sales were derived from the sale of earrings in connection with complimentary ear piercing.

            Lifetime guarantee on all jewelry items. The Company will repair or replace, at no cost, all merchandise with manufacturing defects.

            Membership in the "buy-five-get-one-free" jewelry club. The Company offers a customer incentive program pursuant to which, after five purchases, a customer is entitled to a credit on the next purchase equal to the average price paid for the five purchased items. During fiscal 1998, customers applied approximately $5.4 million of credits received under the jewelry club to purchases.

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

            Unlike many jewelry retailers, the Company does not extend credit to its customers, thereby minimizing bad debt expense. Approximately 75% of all purchases are cash transactions (including personal checks) with the remaining purchases being credit card sales.

           Stores

            At March 31, 1998, the Company operated 789 stores in 43 states and Puerto Rico, including 762 kiosk stores and 27 in-line stores, primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 170 square feet, with approximately 37 linear feet of display cases. The Company generally seeks to locate its kiosk stores in high traffic areas of mall concourses, and has created several standard kiosk store designs that can be adapted to a particular store's location or to the design requirements of the mall. The kiosks are manufactured to the Company's specifications by third party kiosk suppliers and typically can be completed so that new stores can be opened within eight weeks after obtaining a lease commitment. At March 31, 1998, the Company operated stores in 573 malls, and operated more than one location in 180 of those malls. Of the stores operated, 27 were in-line stores, most of which were acquired from Earring Tree.

      The following table sets forth the Company's store openings and closings for the periods indicated:

                                            Fiscal year ended March 31,
                                            -----------------------------

                                              1995    1996  1997   1998

       ------------------------------------------------------------------
       Number of stores:
         Beginning of period                  295     366     513   682

         Opened/acquired:

            Piercing Pagoda(1)                 63     121     108    61

            Plumb Gold(2)                      14      34      66    24
            Silver & Gold Connection(3)
                                               --      --      --    38

            Other                              --      --       2    --
       ------------------------------------------------------------------

                 Total opened(4)               77     155     176   123
       ------------------------------------------------------------------

            Total closed(5)                     6       8       7    16
       ------------------------------------------------------------------

            Total at end of period            366     513     682   789

       ------------------------------------------------------------------


      (1) Includes 6 stores in fiscal 1995, 42 stores in fiscal 1996, 41 stores in fiscal 1997 and 10 stores in fiscal 1998, respectively, that were acquired and reopened under the Piercing Pagoda name. Includes stores operated under the name Piercing Pagoda Too in malls where a store is operated under the name Piercing Pagoda. Other than the acquisitions noted, stores that change names are not included as new openings.

      (2) Includes 7 stores in fiscal 1995, 24 stores in fiscal 1996, 55 stores in fiscal 1997 and 3 stores in fiscal 1998, respectively, that were acquired and reopened under the Plumb Gold name. Other than the acquisitions noted, stores that change names are not included as new openings.

      (3) Includes 34 stores that were acquired and reopened under the Silver & Gold Connection name.


      (4) Includes 1 in-line store in fiscal 1995, 14 in-line stores in fiscal 1996, 7 in-line stores in fiscal 1997 and 4 in-line stores in fiscal 1998.

      (5) Includes 1 store sold to the Florida Licensee in each of fiscal 1995 and fiscal 1997, and 3 stores sold in fiscal 1998. See "Properties."

      Store Operations

            Store operations are divided into nine regions, each of which is supervised by a regional manager. The regional managers supervise the Company's district managers, each of whom is responsible for an average of approximately ten stores within a specific geographic area. Each of the Company's stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates greatly depending on seasonal needs.

            The Company believes that providing knowledgeable and responsive customer service is a crucial element to its success and, accordingly, has developed and implemented extensive employee training and incentive programs. In addition to training during the first few weeks of employment and frequent field training, the Company produces training videos for sales associates. The Company monitors its training program by having sales associates complete worksheets after viewing each video. Additionally, every August, all sales personnel complete "Piercing University" where they are retrained in the state-of-the-art, safe, sterile ear piercing method utilized by the Company. Store managers, most of whom are promoted from within the Company, also complete extensive training programs during which they receive training in management skills and employee relations as well as in sales and customer service. The Company regularly monitors customer service at its stores by using "secret shoppers" who complete evaluation forms after visiting stores as customers. Regional managers and district managers generally spend approximately one week, two to four times per year, in the Company's corporate headquarters where they receive ongoing administrative and operational training.

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

            The Company utilizes approximately 150 vendors, primarily in the United States, Italy and Asia, who supply various jewelry products. The Company's purchase agreements with its suppliers are all denominated in U.S. dollars. During fiscal 1998, the Company's five largest suppliers accounted for approximately 38% of the merchandise purchased by the Company. None of these vendors accounted for more than 10% of the Company's merchandise purchases during fiscal 1998. The Company does not believe that the loss of any current supplier would adversely affect its operations. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores.

            The Company maintains a quality control program, with all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's offices. In addition, the Company regularly assays a portion of gold merchandise shipments to assure that the merchandise is of the karat represented by the supplier.

      Management Information Systems

            The Company currently uses a proprietary, customized UNIX-based system for both its inventory management and financial and accounting systems. Through nightly polling of in-store registers, the Company monitors sell-through information and inventory levels, enhancing the Company's ability to control effectively the merchandise at its stores and to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise.

            After a thorough review of its inventory management and financial and accounting systems completed in fiscal 1998, the Company concluded that its current proprietary inventory management and replenishment system would, with minor modification, be adequate to meet the Company's needs at least through fiscal 2000. The Company has begun making the required modifications and is currently running the modified system in parallel with its current system. The modified inventory management and replenishment system is expected to be fully in use by the third quarter of fiscal 1999. The Company anticipates that subsequent to fiscal 2000 it will be necessary to upgrade its inventory management software. It is expected that new inventory management software will be modified to replicate certain custom elements of the Company's existing system and will utilize the SQL relational database and a Windows NT-based client/server architecture. Additionally, the Company has begun implementation of new financial and accounting systems. The new financial and accounting software system utilizes the SQL relational database and a Windows NT-based client/server architecture. The Company believes that the combination of the new software and client/server technology will provide the Company with better analytical tools and enhance the information-sharing capabilities of the Company's management information systems. The new financial and accounting systems are expected to be fully implemented in the first quarter of fiscal 1999. See "Management's Discussion and Analysis" for a discussion of Year 2000 issues.

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

      Employees

            As of March 31,  1998,  the Company had  approximately  1,651 full-time and approximately 2,186 part-time employees. Of these, 201 were employed full-time and 25 part-time at the Company's corporate offices and distribution facility while the balance were employed as part of the Company's field sales force. The number of employees fluctuates depending on seasonal needs. During the fiscal 1998 peak holiday season, the Company had 3,808 part-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers relations with its employees to be good.

      Trademarks

            The Company believes its registered trademarks "Piercing Pagoda and Design," "Silver Station" and "Silver & Gold Connection," along with the Company logo and "Plumb Gold" name, are important elements of the Company's marketing strategy. In addition, the Company has a trademark application pending for "Piercing Pagoda the Gold Company." The Company is not otherwise dependent on any patent, trademark, service mark or copyright.

      Government Regulation

            The Company's ear piercing service is not regulated by federal statute. Currently, Minnesota and Oregon are the only states in which the Company operates that regulate ear piercing activities. In Minnesota, legislation in a single municipality imposes various restrictions upon ear piercing that make it impractical for the Company to comply. Accordingly, the Company does not perform ear piercing in the one location affected by the regulation. Legislation in Oregon requires the Company, and any of its employees administering ear piercing services in stores in Oregon, to be licensed by the State. The legislation also deems ear piercing through anywhere but the lobe of the ear to be body piercing, which is subject to additional restrictions, including that it must be performed in a separate room. Accordingly, the Company limits its ear piercing to the ear lobe in Oregon. The Company is aware of approximately 15 jurisdictions in which legislation to regulate ear piercing establishments is pending, including Ohio and Massachusetts where the Company currently operates 52 stores and 29 stores, respectively. The proposed Ohio legislation would require the use of germicidal wipes to sterilize equipment used in the ear piercing process. The Company currently plans to implement the use of germicidal wipes in all its locations and expects to be in compliance with the Ohio legislation when and if approved. The proposed Massachusetts legislation directs regulators to develop procedures applicable to body piercing, which the proposed legislation currently defines to exclude the ear lobe but to include all other parts of the ear. Generally, however, pending legislation proposes requiring the consent of a parent or guardian in order to pierce the ears of a minor (which the Company requires even in the absence of legislation), the posting of certain notices and the obtaining of certain registrations and licenses, but does not require special procedures for piercing of portions of the ear other than the lobe. Management believes that the Company complies in all material respects with applicable legislation. While the Company does not expect existing or proposed legislation to have a material adverse effect on the Company's business, there is no assurance that governmental bodies will not modify existing legislation in such a way, or enact new legislation, that would restrict or prohibit the Company from providing ear piercing services in its stores or otherwise continuing to conduct its business as presently operated.

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

      Item 2.  PROPERTIES

            The Company leases all of its store locations, but owns the kiosks and other fixtures. The Company's typical lease is for a period of five years and includes a minimum base rent, a percentage rent based on store sales, a common area maintenance charge and payments to a merchants' association. In addition, substantially all of the Company's leases require the Company to contribute to the cost of advertising for the mall in which the store subject to the lease is located. The Company is generally required under the terms of its leases to maintain and conform its stores to agreed upon standards. Of the Company's store leases at March 31, 1998, 123 expire before March 31, 1999.

            The Company also licenses the use of its store names and concept to an independent store operator with 22 stores and three retail mall carts in Florida (the "Florida Licensee"). In order to reach a negotiated resolution of rights of the Florida Licensee who had been a franchisee of the Company, the Company entered into an agreement with the Florida Licensee pursuant to which the Florida Licensee generally has the right to acquire, at prices favorable to the Florida Licensee, the Company's stores operating in the state of Florida and has the right of first refusal with respect to new locations in that state. The Florida Licensee purchases its inventory from the Company and pays the Company a royalty on its net sales. In fiscal 1998, the Florida Licensee purchased a total of three stores fromthe Company. In each of fiscal 1995 and fiscal 1997, the Florida Licensee exercised its right to acquire one store from the Company. Recently, the Florida Licensee has expressed interest in acquiring additional stores from the Company. Of the 42 stores that the Company currently operates in Florida, 2 were acquired from the Florida Licensee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The Company owns a 73,000 square foot building in Bethlehem, Pennsylvania that serves as its corporate headquarters and distribution center. As a result of recent acquisitions, the Company's distribution facilities are near capacity. Accordingly, it has begun construction of an approximately 71,000 square foot facility on approximately five acres of vacant land it owns adjacent to the Bethlehem property. This new facility is planned to be used primarily for additional distribution and warehousing functions and should become operational in fiscal 1999.


      Item 3.  LEGAL PROCEEDINGS

           Piercing Pagoda is not a party to any material legal proceedings, other than certain actions arising in the ordinary course of business. The Company does not believe that any such claims and lawsuits, either individually or in the aggregate, will have a material adverse effect on Piercing Pagoda's results of operations or financial condition.

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1998.

      Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information concerning the executive officers of the Company as of March 31, 1998. All executive officers serve at the discretion of the Board of Directors of the Company.



       ------------------------------------------------------------------
               Name          Age          Position with Company
       ------------------------------------------------------------------

        Richard H. Penske     55  Chairman of the Board and Chief
                                  Executive Officer
        John F. Eureyecko     49  President, Chief Operating Officer,
                                  Secretary and Director
        Barry R. Clauser      44  Senior Vice President -- Merchandise
                                  Operations
        Sharon J. Zondag      43  Senior Vice President -- Store
                                  Operations
        Brandon R. Lehman     46  Treasurer

        Lisa E. Sankovsky     37  Vice President -- Real Estate

        Richard J. McKeon     40  Director of Management Information
                                  Systems

        Christopher J.        33  Corporate Controller
        Barone
        -----------------------------------------------------------------

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

           Barry R. Clauser joined the Company in October 1976 as an assistant to the Executive Vice President. He has served as the Company's Senior Vice President -- Merchandise Operations since April 1988.

           Sharon J. Zondag joined the Company in October 1976 as an Assistant Store Manager. Ms. Zondag served as Vice President -- Store Operations from February 1986 to March 1988. Since March 1988, Ms. Zondag has served as Senior Vice President -- Store Operations.

           Brandon R. Lehman joined the Company in August 1991 as a staff accountant and became the Corporate Controller in 1992. Mr. Lehman was elected Treasurer in March 1994. Mr. Lehman joined the Company with 16 years of experience at Ice City, Inc., a retailer of seasonal products, where he last served as Corporate Treasurer.

            Lisa E. Sankovsky joined the Company in 1983 as an assistant to Mr. Penske, focusing on lease administration. Ms. Sankovsky served as Director of Real Estate from February 1994 to July 1995. Since July 1995, Ms. Sankovsky has served as Vice President -- Real Estate.

            Richard J. McKeon has served as Director of Management Information Systems since he joined the Company in November 1990. From 1987 to 1990, Mr. McKeon was a programmer trainer with Valley Computer Learning Center, a computer training company.

            Christopher J. Barone has served as the Corporate Controller since October 1994. Prior thereto, he served in various capacities with KPMG Peat Marwick LLP from September 1989 to October 1994, most recently as Audit Manager.

                                      PART II

      Item 5.  MARKET  FOR   REGISTRANT'S   COMMON  EQUITY  AND  RELATED
               STOCKHOLDER MATTERS

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

           The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on Nasdaq, for the last two fiscal years:


                                                High        Low
                                                ---------------
           Fiscal year 1997
           ----------------
           First Quarter                        $18.75    $13.25
           Second Quarter                       $22.25    $17.00
           Third Quarter                        $24.25    $20.00
           Fourth Quarter                       $26.63    $21.00

           Fiscal year 1998
           ----------------
           First Quarter                        $28.00    $24.00
           Second Quarter                       $32.00    $24.88
           Third Quarter                        $31.13    $23.75
           Fourth Quarter                       $31.25    $27.00



           As of June 22, 1998, there were approximately 128 holders of record of the Company's common stock.

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

      Item 6. SELECTED FINANCIAL DATA

           The selected financial data for the five years ended March 31, 1998 is qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.



                                                   Fiscal Year Ended March 31,
                                    ---------------------------------------------------------
                                       1998       1997        1996       1995          1994
---------------------------------------------------------------------------------------------
                                      (In thousands, except per share and selected
                                                    operating data)
Income Statement Data:
  Net Sales                         $ 222,128  $ 166,885    $ 121,581    $86,076     $ 68,922
  Cost of goods sold and
   occupancy expenses                 119,328     92,308       67,440     48,069       37,961
   (excluding depreciation on
    kiosks)
---------------------------------------------------------------------------------------------
  Gross Profit                        102,800     74,577      54,141      38,007       30,961
  Selling, general and
   administrative expenses             82,916     60,845      43,887      30,007       25,122
   (including depreciation on
    kiosks)
  Restricted stock compensation           -           -             -         -           390
    bonus (1)
---------------------------------------------------------------------------------------------
  Income from operations               19,884     13,732      10,254       8,000        5,449
  Interest and other income               562        386         282         307          370
  Interest expense                      2,896      2,208       1,306       1,427        1,464
---------------------------------------------------------------------------------------------
  Earnings before income taxes         17,550     11,910       9,230       6,880        4,355
  Income taxes(2)                       6,581      4,372       3,553       3,352          121
---------------------------------------------------------------------------------------------
  Net income (2)                      $ 10,969   $ 7,538     $ 5,677      $3,528      $ 4,234
---------------------------------------------------------------------------------------------
Earnings Per Share Data:
   Earnings per share:
      Basic                           $ 1.88      $ 1.43      $ 1.08
      Diluted                         $ 1.82      $ 1.40      $ 1.07
   Weighted average shares
    outstanding:
      Basic                            5,843       5,257       5,237
      Diluted                          6,041       5,389       5,325
Pro Forma Data:
  Pro forma net income (2)                                               $ 4,156      $ 2,624
  Pro forma diluted earnings per
   share (2) (3)                                                          $ 0.91       $ 0.67
  Pro forma weighted average shares
   outstanding (3)                                                         4,558        3,895

Selected Operating Data:
  Number of stores at beginning of
   period                                682         513         366         295          279
  Stores added (net  of  closures
   and sales)                            107         169         147          71           16
---------------------------------------------------------------------------------------------
  Stores at end of period                789         682         513         366          295
---------------------------------------------------------------------------------------------

  Average jewelry units sold per
   comparable store (rounded) (4)     11,800      12,000       11,600     10,800        9,500
  Average comparable store net
   sales (5)                       $ 295,000   $ 303,000    $ 295,000   $266,000     $241,000
  Average comparable store
   net sales per square foot (6)     $ 1,630      $1,848      $ 1,821    $ 1,652      $ 1,544
  Average  comparable store square
   footage (6                            181         164          162        161          153
  Percentage increase  in
   comparable store net sales (7)       3.0%        7.6%        12.4%       9.8%        13.8%

                                                              March 31,
                                    ---------------------------------------------------------
                                       1998       1997       1996         1995        1994
---------------------------------------------------------------------------------------------
                                                     (In thousands)
Balance Sheet Data:
  Working capital                   $ 44,302    $ 40,649     $ 15,948   $ 13,556      $ 3,464
  Inventory                           53,149      43,109       25,390     15,128       12,413
  Total assets                        96,099      79,741       47,906     32,122       26,749
  Current installments of
   long-term debt                        247         234        5,910          -        5,693
  Long-term debt, less current
   installments                        9,742      26,690        2,350          -       10,628
  Stockholders' equity                66,328      37,522       29,579     23,862        2,335
---------------------------------------------------------------------------------------------

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

       (2) For fiscal year 1994, the Company was an "S" corporation for federal and certain state income tax purposes and, accordingly, was subject only to limited corporate income taxes. For fiscal 1995, income tax expense includes the state tax expense for certain states in which the Company did not elect "S"
         corporation status prior to the initial public offering in October 1994, a one-time deferred tax charge for conversion from "S" corporation to "C" corporation status for federal and certain state purposes, and the current and deferred taxes applicable to the Company's income as a "C" corporation for the period after the initial public offering. Due to the allocation method utilized for tax return purposes, tax expense for the post offering period includes taxes payable to taxing authorities and payments to certain of the Company's stockholders pursuant to a tax indemnification agreement between the Company and such stockholders.

       (3) Pro forma diluted earnings per share has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding during fiscal 1994 and fiscal 1995, as adjusted to give effect at all times to the sale or other issuance of shares during March and June of fiscal 1994.

       (4) Fiscal 1995, fiscal 1996 , fiscal 1997 and fiscal 1998 reflect average jewelry units sold per comparable store based on 260, 283, 355 and 493 comparable stores, respectively, which represent the number of all stores open at the end of such fiscal year which were also open as of the beginning of the preceding year. Average jewelry units sold per store in fiscal 1994 is calculated by dividing the total jewelry units sold by the Company's stores during the period by the average of the total beginning and ending number of stores and is rounded to the nearest hundred. Due to the significant number of new store openings in the last four fiscal years, the Company believes comparable store data is a more meaningful measure of the unit sales at its stores than total store data.

       (5) Average net sales per comparable store is calculated based on the net sales of all stores open as of the beginning of the preceding fiscal year divided by the number of such stores.

       (6) Fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998 reflect average net sales per square foot for comparable stores (those stores open at the end of the respective fiscal year which were also open as of the beginning of the preceding fiscal year) based on the approximate average square footage per comparable store of 161, 162, 164 and 181 square feet, respectively. Average net sales per square foot in fiscal 1994 is based on the average net sales per store divided by 153, the approximate average square footage for all stores during that year. Average net sales per store in fiscal 1994 is based on the net sales, less wholesale sales, divided by the average of the total beginning and ending number of stores that year. Due to the significant number of larger, new store openings in the latest four fiscal years, the Company believes comparable store data is a more meaningful measure of the sales per square foot at its stores than total store data.

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

           Results of Operations

           The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:


                                                    Fiscal Year Ended
                                                        March 31,
       ------------------------------------------------------------------

                                                   1998     1997   1996
                                                 ------------------------

       Net sales                                  100.0%   100.0% 100.0%

       Cost of goods sold and occupancy expenses
          (excluding depreciation on kiosks)        53.7    55.3    55.5
       ------------------------------------------------------------------

       Gross profit                                 46.3     44.7   44.5

       Selling,   general   and   administrative
       expenses                                     37.3     36.5   36.1
          (including depreciation on kiosks)
       ------------------------------------------------------------------

       Income from operations                       9.0      8.2    8.4

       Interest and other income                    0.2      0.2    0.2

       Interest expense                             1.3      1.3    1.1
       ------------------------------------------------------------------

       Earnings before income taxes                 7.9      7.1    7.6

       Income taxes                                 3.0      2.6    2.9
       ------------------------------------------------------------------

       Net income                                   4.9%     4.5%   4.7%
       ------------------------------------------------------------------


           Comparison of Fiscal 1998 and Fiscal 1997

           Net Sales

           Net sales increased $55.2 million, or 33.1%, to $222.1 million in fiscal 1998 from $166.9 million in fiscal 1997. This increase was due primarily to net sales generated by new stores opened or acquired by the Company and to a $4.3 million, or 3.0%, increase in comparable store net sales. At March 31, 1998, the Company operated 789 stores compared to 682 stores at March 31, 1997. The average jewelry units sold per comparable store decreased slightly, or 1.7%, to 11,800 in fiscal 1998 from 12,000 in fiscal 1997. This is due in part to the 138 additional stores included in the comparable store base in fiscal 1998 that generally had lower dollar and unit sales volume than the Company's older comparable stores. The average price per jewelry unit sold for all the Company's stores increased slightly, or $0.05, to $24.53 in fiscal 1998 from $24.48 in fiscal 1997. Wholesale sales to the Florida Licensee increased 59.3% to $4.3 million in fiscal 1998 from $2.7 million in fiscal 1997 to support the increased retail sales of the Florida Licensee including sales at three additional locations purchased from the Company during fiscal 1998.

           Gross Profit

           Gross profit increased $28.2 million, or 37.8%, to $102.8 million in fiscal 1998 from $74.6 million in fiscal 1997 while gross profit margin increased to 46.3% in fiscal 1998 from 44.7% in fiscal 1997. The gross profit margin improvement primarily reflects lower costs of merchandise during the period, partially offset by an increase in promotional events held by the Company during fiscal 1998 versus fiscal 1997. The gross profit margin improvement was also reduced by increased rent and occupancy expense as a percentage of net sales due to the 123 new and acquired stores opened during the year and their lower initial sales volumes.

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses increased $22.0 million, or 36.1%, to $82.9 million in fiscal 1998 from $60.9 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 37.3% in fiscal 1998 from 36.5% in fiscal 1997. The increase in selling, general and administrative expense as a percentage of net sales primarily reflects higher expenses associated with new stores opened and acquired by the Company. Depreciation and amortization expense increased 50.0% to $5.4 million in fiscal 1998 from $3.6 million in fiscal 1997. This was due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations as well as higher amortization expense for goodwill recorded in connection with acquisitions in February 1997 and April 1997. A total of $6.4 million of goodwill was recorded in connection with these two acquisitions and is being amortized over fifteen years.

           Interest Expense

           Interest expense increased $688,000, or 31.3%, to $2.9 million in fiscal 1998 from $2.2 million in fiscal 1997, and as a percentage of net sales was unchanged at 1.3% in fiscal 1998 and 1997. The increase in interest expense, which includes interest paid on bank borrowings, fees paid for letters of credit as part of the Company's gold consignment program and gold consignment fees, primarily reflects an increase in total average borrowings under the Company's revolving line of credit and an increase in the number of ounces consigned under the Company's gold consignment program. These increases were partially offset by a lower average interest rate on the revolving line of credit, which was in place for all of fiscal 1998, and the use of the proceeds of a secondary offering of the Company's common stock in June of 1997 to repay debt incurred in connection with acquisitions.

           Income Tax Expense

           Income tax expense increased $2.2 million to $6.6 million in fiscal 1998 from $4.4 million in fiscal 1997. As a percentage of earnings before income taxes, income tax expense increased to 37.5% in fiscal 1998 from 36.7% in fiscal 1997. The increase in income tax expense is due to the increase in the Company's earnings before income taxes. The higher effective income tax rate in 1998 resulted from the effect of certain acquisition-related costs and other charges for which there were no corresponding tax benefits.

           Net Income

           The Company's net income increased $3.5 million, or 46.7%, to $11.0 million in fiscal 1998 from $7.5 million in fiscal 1997. The Company believes that such increase resulted primarily from the factors described above.

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


           Liquidity and Capital Resources

           The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and a public offering of common stock that was completed in June 1997. The Company had working capital of $44.3 million and $40.6 million at the end of fiscal 1998 and fiscal 1997, respectively. See "-- Seasonality."

           Net cash provided by operating activities was $14.9 million in fiscal 1998 versus $460,000 in fiscal 1997. Net cash provided by operating activities in fiscal 1998 and fiscal 1997 primarily reflects net earnings plus depreciation, partially offset by increases in working capital requirements, including increases in inventory to support new and acquired store growth.

           Net cash used in investing activities was $17.0 million and $17.1 million in fiscal 1998 and fiscal 1997, respectively. These amounts reflect $9.1 million and $9.7 million of capital expenditures related to new and acquired stores in fiscal 1998 and fiscal 1997, respectively. Additionally, in fiscal 1998, the Company paid $7.8 million for the acquisition of 43 locations from Silver & Gold. In fiscal 1997, the Company paid $8.0 million for the acquisition of 93 locations.

           Net cash provided by financing activities was $721,000 in fiscal 1998 and $18.9 million in fiscal 1997. These changes in net cash provided by financing activities over the last two fiscal years primarily reflect the Company's expansion and acquisition activity during those periods. During fiscal 1997, cash provided by financing activities primarily reflects an increase in the Company's revolving line of credit. This increase was used to fund store expansion, acquisitions and an increase in inventory to provide merchandise for anticipated store openings and acquisitions. Net cash provided by financing activities in fiscal 1998 reflects the proceeds of an offering of common stock completed in July 1997, partially offset by a repayment of funds previously borrowed under the Company's revolving line of credit.

           The Company currently has an unsecured revolving line of credit facility, which expires July 31, 2000, that provides for maximum borrowings of $80 million through a combination of cash advances (which may not exceed $50 million) and letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of (i) the prime rate of the Company's primary lender minus 100 basis points (7.5% at March 31, 1998) or (ii) a rate based on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (6.5% at March 31,
      1998); however, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (6.79% at March 31, 1998 for a one month maturity), subject to certain restrictions. Fees are paid on letters of credit based on amounts outstanding at an annual rate of 0.75%. At March 31, 1998, the Company had $35.3 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of approximately $37.2 million and approximately $31.8 million were issued at March 31, 1998 and 1997, respectively.

          The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; require the Company to maintain minimum ratios of indebtedness to adjusted net income (as defined), current assets to current liabilities and indebtedness to capitalization (as defined); place limitations on the Company's ability to incur additional debt or grant security interests in its assets; and restrict the redemption, purchase or retirement of its capital stock.

           The Company utilizes gold consignment arrangements that allow the Company to finance its gold merchandise at rates which are less than its traditional bank borrowing rates. Under the consignment arrangements, the Company generally sells to a consignor the gold content of the merchandise that it owns and simultaneously has the gold consigned back to the Company. The jewelry containing the consigned gold is commingled with the gold jewelry owned by the Company. The Company's obligation to the consignors is based upon the price of gold at the time of the sale by the Company of the consigned gold and, therefore, is subject to fluctuation based on changes in the market value of gold. If the gold ounces in merchandise held for sale by the Company is about to be reduced below the amount of gold consigned, the Company either repurchases the gold from a consignor or purchases additional gold jewelry from suppliers to support the amount of consigned gold. In the event the price of gold at the time of such repurchases or purchases is greater than the price at the time the gold was originally sold to the consignor, the Company's gross profit margin will be decreased. The Company does not engage, and currently has no plans to engage, in hedging transactions to protect against fluctuations in the market value of gold or to lock in prices for future purchases. The Company does, however, manage the amount of gold consigned in relation to its total merchandise available for sale in order to provide the Company with the flexibility to consign or repurchase gold according to seasonal fluctuations in merchandise levels and sales.

           During fiscal 1998 and 1997, average financing costs under the consignment agreements were approximately 2.74% and 2.45% per annum, respectively, of the market value of the gold held under consignment. Additionally, the current consignment agreements require a letter of credit to support the market value of the gold consigned to the Company. The financing cost to the Company of the consignment program is substantially less than the cost that would have been incurred if the Company financed the purchase of all of its gold requirements with borrowings under its revolving credit facility. The Company's current gold consignment arrangements are terminable by either party upon either 30 or 45 days notice, depending on the consignor. Gold consignment programs are common in the gold jewelry industry and the Company believes that, if the institutions with which it currently has gold consignment agreements were to terminate such agreements, it would have a number of opportunities to establish gold consignment programs with terms similar to its current arrangements.

           During the last two fiscal years, the Company has financed an average of approximately 70% of the gold content of its merchandise under the consignment program. As of March 31, 1998, the amount of gold consigned was 119,800 ounces with a value of $36.1 million and 88,300 ounces with a value of $30.7 million at March 31, 1997. The consigned gold is not included in inventory on the

      Company's balance sheet and, therefore, there is no related liability recorded. If the market value of gold increases, assuming the number of ounces consigned remain constant, the financing costs incurred by the Company which are included in interest expense, and the repayment obligations to the consignors under the consignment arrangements, will increase in proportion to the increase in the market value of gold. Additionally, the amount of the letters of credit would need to be increased to support the increased market value of the consigned gold, thereby reducing the amount which might otherwise be available for cash borrowings under the Company's revolving credit facility.

            The Company anticipates capital expenditures in fiscal 1999 to total approximately $7.8 million, of which approximately $3.0 million is related primarily to the construction of new stores and the renovation of existing stores and approximately $1.8 million is related to the construction of a new warehouse and distribution facility. The Company currently anticipates opening approximately 60 to 70 new stores in fiscal 1999 as well as approximately 107 locations acquired under an asset purchase agreement with Sedgwick Sales, Inc. The purchase of these locations will require approximately $3.0 million plus costs for conversion to the Company's formats. The opening of a new store generally requires a total investment of approximately $107,000, including approximately $70,000 of inventory (a portion of which is generally financed through consignment arrangements), $30,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $7,000 for pre-opening expenses which are expensed when incurred. The Company believes that the expected net cash provided by operating activities, its gold consignment program and bank borrowings under its revolving line of credit facility will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

           Seasonality

           The Company's business is highly seasonal. Due to the impact of the holiday shopping season, the Company experiences a substantial portion of its total net sales and profitability in its third fiscal quarter (ending December 31st). During the last two fiscal years, the month of December, on average, has accounted for approximately 25% of the Company's annual net sales and 99% of its annual income from operations. The Company has generally experienced lower net sales in each of the first, second and fourth quarters of each fiscal year, and lower net income or net losses in each of those quarters.

           Quarterly Data

           Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:


                                       Fiscal 1998                          Fiscal 1997

                                 1st     2nd       3rd      4th      1st      2nd     3rd      4th
                             Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter  Quarter
    --------------------------------------------------------------------------------------------------
                                             (In thousands, except per share data)

    Statement  of Income
    Data:
      Net sales              $42,873  $42,877   $89,915  $46,463    $30,244  $32,439  $66,339  $37,863

      Gross profit(1)         18,107   18,778    45,231   20,684     12,781   13,716   31,880   16,200

      Selling, general
       and administrative
       expenses(1)            17,854   18,445    26,672   19,945     12,421   13,477   18,477   16,470

      Income (loss)
       from operation            253      333    18,559      739        360      239   13,403     (270)

      Net income (loss)         (297)    (153)   11,176      243         35     (105)   7,824     (216)

      Diluted earnings
      (loss) per share        $(0.05)  $(0.02)   $ 1.80   $  0.0     $ 0.01   $(0.02)  $ 1.45   $(0.04)

    Comparable Store
     Net Sales Increase
    (Decrease)                   5.8%    (1.4)%     2.9%     4.8%       5.6%     9.4%     9.1%     7.4%

    As a  Percentage  of
    Net Sales:
      Gross profit(1)           42.2%    43.8%     50.3%    44.5%      42.3%    42.3%    48.1%    42.8%

      Selling, general and
       administrative
       expenses(1)              41.6     43.0      29.7     42.9       41.1     41.5     27.9     43.5

      Income (loss)
       from operations           0.6      0.8      20.6      1.6        1.2      0.7     20.2     (0.7)

      Net income (loss)         (0.7)    (0.4)     12.4      0.5        0.1     (0.3)    11.8     (0.6)


    --------------------------------------------------------------------------------------------------

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

           The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a variety of factors, including fluctuations in the price of gold, the amount and timing of acquisitions and new store openings, the integration of recently acquired and newly opened stores into the operations of the Company, the timing of promotions, fluctuations in the price of gold, and changes in national and regional economic conditions. For example, earnings from operations in the first and second and fourth quarters of fiscal 1998 and 1997 have been adversely affected by the integration and assimilation of 454 stores opened or acquired over the last three fiscal years. This was due primarily to the relatively fixed nature of rent and other occupancy costs and selling, general and administrative costs associated with the recently acquired and newly opened stores, which had a significant adverse impact on these lower net sales volume quarters.

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

           Year 2000 Compliance

           The Company is aware of "Year 2000" issues existing in the programming code of some existing computer systems. The Company is currently working to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

           Recent Accounting Pronouncements

           In fiscal 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners or distributions to owners, in a financial statement for the period in which they are recognized. The components of comprehensive income include net income and all other items of revenue, expenses, gains and losses that previously would have been reported directly in equity under SFAS Nos. 52, 80, 87, and 115. Because the Company has no other items of comprehensive income other than net income, a separate financial statement is not required and has not been presented.

           In fiscal 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate, and their major customers. The Company has evaluated the applicability of SFAS No. 131 and concluded that it does not currently meet the criteria for segment reporting as defined in the SFAS No. 131. Accordingly, separate segment reporting has not been made.


      Item 7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET
               RISK

           Not applicable.

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
           Independent Auditors' Report                             27

           Consolidated Balance Sheets at March 31, 1998 and 1997   28

           Consolidated  Statements  of Income for the Years
            ended March 31, 1998, 1997 and 1996                     29

           Consolidated Statements of Changes in Stockholders'
            Equity for the Years ended March 31, 1998, 1997
            and 1996                                                30

           Consolidated Statements of Cash Flows for the Years
            ended March 31, 1998, 1997 and 1996                     31

           Notes to Consolidated Financial Statements               33

                           Independent Auditors' Report



      The Board of Directors
      Piercing Pagoda, Inc.:

           We have audited the accompanying consolidated balance sheets of Piercing Pagoda, Inc. and subsidiary as of March 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piercing Pagoda, Inc. and subsidiary as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP
      Allentown, Pennsylvania
      May 8, 1998



------------------------------------------------------------------------------


       PIERCING PAGODA, INC.
       Consolidated Balance Sheets
       March 31,
       (In thousands, except share data)
       -----------------------------------------------------------------
       Assets                                       1998        1997
       -----------------------------------------------------------------
       Current assets:
          Cash                                      $ 2,699     $ 4,119
          Accounts receivable                         1,454       2,233
          Inventory                                  53,149      43,109
          Deposits for inventory purchases              546         850
          Prepaid expenses and other current          1,058         757
          assets
          Prepaid income taxes                          215       1,494
          Deferred income taxes                       1,972       1,530

       -----------------------------------------------------------------
       Total current assets                          61,093      54,092
       -----------------------------------------------------------------

       Property, fixtures and equipment, net         27,215      22,572
       Other assets, net                              7,791       3,077

       -----------------------------------------------------------------
                                                   $ 96,099    $ 79,741
       -----------------------------------------------------------------

       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------

        Current liabilities
          Accounts payable                          $ 3,232     $ 3,668
          Current installments of long-term debt
           and revolving line of credit                 247         234
          Income taxes payable                          889           -
          Accrued expenses and other current         12,423       9,541
          liabilities

        ----------------------------------------------------------------
        Total current liabilities                    16,791      13,443
        ----------------------------------------------------------------

       Long-term debt, less current installments      9,742      26,690
       Deferred income taxes                          2,535       1,550
       Other liabilities                                703         536

       -----------------------------------------------------------------
       Total liabilities                             29,771      42,219
       -----------------------------------------------------------------

       Commitments and contingencies
       Stockholders' equity
          Preferred stock, par value $.01 per share,
           authorized 3,000,000 shares.
           None issued.                                   -           -
          Common stock, par value $.01 per
           share, authorized 15,000,000 shares.
           Issued 6,058,411 and 5,273,994 shares
           at March 31, 1998 and 1997, respectively.     61          53
          Additional paid-in capital                 40,417      22,588
          Retained earnings                          25,850      14,881

       -----------------------------------------------------------------
       Total stockholders' equity                    66,328      37,522
       -----------------------------------------------------------------
                                                   $ 96,099    $ 79,741
       -----------------------------------------------------------------

      See accompanying notes to consolidated financial statements.



       PIERCING PAGODA, INC.
       Consolidated Statements of Income
       Years ended March 31,
       (In thousands, except per share data)
       --------------------------------------------------------------------
                                              1998         1997       1996
       --------------------------------------------------------------------

       Net sales                           $ 222,128     $166,885  $121,581

       Cost of goods sold and occupancy
        expenses                             119,328       92,308    67,440
        (excluding depreciation on kiosks)

       --------------------------------------------------------------------
       Gross profit                          102,800       74,577    54,141

       Selling, general and
        administrative expenses               82,916       60,845    43,887
        (including depreciation on kiosks)

       --------------------------------------------------------------------
       Income from operations                 19,884       13,732    10,254

       Interest and other income                 562          386       282
       Interest expense                        2,896        2,208     1,306
       --------------------------------------------------------------------
       Earnings before income taxes           17,550       11,910     9,230

       Income taxes                            6,581        4,372     3,553
       --------------------------------------------------------------------
       Net income                           $ 10,969      $ 7,538   $ 5,677
       --------------------------------------------------------------------

       Basic earnings per share               $ 1.88       $ 1.43    $ 1.08
       --------------------------------------------------------------------
       Diluted earnings per share             $ 1.82       $ 1.40    $ 1.07
       --------------------------------------------------------------------



      See accompanying notes to consolidated financial statements.



       PIERCING PAGODA, INC.
       Consolidated Statements of Changes in Stockholders' Equity

       Years ended March 31,

       (In thousands, except number of shares)

       -----------------------------------------------------------------------
                                                    Additional
                                      Common stock    paid-in  Retained
                                      Shares  Amount  capital  earnings  Total
       -----------------------------------------------------------------------
       Balance - March 31, 1995     5,236,087    53 $  22,143 $  1,666 $23,862

       Share transactions under
        employee stock plans            4,206     -       40         -      40
       Net income                           -     -        -     5,677   5,677
       -----------------------------------------------------------------------
       Balance - March 31, 1996     5,240,293    53   22,183     7,343  29,579

       Share transactions
        under employee stock plans,
        including tax benefit          33,701     -      405         -     405
       Net income                           -     -        -     7,538   7,538
       -----------------------------------------------------------------------
       Balance - March 31, 1997     5,273,994  $ 53 $ 22,588  $ 14,881 $37,522

       Share transactions under
        employee stock plans,
        including tax benefit          36,917     -      648         -     648
       Secondary public offering      747,500     8   17,181         -  17,189
       Net income                           -     -        -    10,969  10,969
       -----------------------------------------------------------------------
       Balance - March 31, 1998     6,058,411  $ 61 $ 40,417  $ 25,850 $66,328

       -----------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.




       PIERCING PAGODA, INC.

       Consolidated Statements of Cash Flows

       Years ended March 31,

       (In thousands)

       ------------------------------------------------------------------
                                              1998        1997     1996
       ------------------------------------------------------------------
       Cash flows from operating activities:
         Net income                         $10,969     $ 7,538  $ 5,677
         Adjustments to reconcile net
          income to net cash
          provided by (used in) operating
          activities:
            Depreciation and amortization     5,402       3,636    2,639
            Loss on disposal of property,
             fixtures and equipment             141          93       49
            Other changes in other assets      (101)        (97)     (61)
            Deferred income taxes               732         335      168
            Changes in operating assets
             and liabilities, net of effects
             of acquisitions:
               Accounts receivable              779      (1,428)     329
               Inventory                     (7,673)    (12,951) (10,262)
               Deposits for inventory           304        (489)     (11)
                purchases
               Prepaid expenses and other
                current assets                 (301)       (289)     (23)
               Prepaid income taxes           1,279        (514)    (883)
               Accounts payable                (436)      1,857      558
               Accrued expenses and other
                current liabilities           2,882       2,697    2,488
               Tax indemnification payable        -           -   (1,530)
               Income taxes payable            1019           -        -
               Other liabilities               (133)         72       12

       ------------------------------------------------------------------
       Net cash provided by (used in)
       operating activities                  14,863         460     (850)
       ------------------------------------------------------------------

       Cash flows from investing activities:
         Additions to property, fixtures     (9,066)     (9,724)  (7,175)
          and equipment
         Payments for purchases of
          businesses                         (7,980)     (8,010)  (1,150)
         Proceeds from disposal of
          property, fixtures and
          equipment                              67          22        -
         Return of deposit with Internal
          Revenue Service                         -           -      797
         Other changes in other assets, net     (25)        574     (176)

       ------------------------------------------------------------------
       Net cash used in investing
       activities                           (17,004)    (17,138)  (7,704)
       ------------------------------------------------------------------





       PIERCING PAGODA, INC.

       Consolidated Statements of Cash Flows - Continued

       Years ended March 31,

       (In thousands)

       -----------------------------------------------------------------
                                              1998       1997    1996
       -----------------------------------------------------------------
       Cash flows from financing activities:
         Repayments of long-term debt          (235)       (216)       -
         Revolving line of credit, net      (16,700)     18,480    5,720
         Proceeds from issuance of
          long-term debt                          -         400    2,540
         Debt issuance fees paid                (51)        (39)    (157)
         Proceeds from issuance of common
          stock, net                         17,189           -        -
         Net proceeds from the issuance
          of stock under employee
          share plans                           518         308       40
         Cash dividends paid                       -           -     (45)

       -----------------------------------------------------------------
       Net cash provided by financing
       activities                               721      18,933    8,098
       -----------------------------------------------------------------
       Net increase (decrease) in cash       (1,420)      2,255     (456)

       Cash at beginning of period            4,119       1,864    2,320

       -----------------------------------------------------------------
       Cash at end of period                $ 2,699     $ 4,119    1,864
       -----------------------------------------------------------------

       Supplemental disclosures of cash flow
        information:
         Cash paid during the period for:
          Interest                          $ 2,877     $ 2,100  $ 1,220
          Income taxes, net                 $ 6,669     $ 4,551  $ 5,818
       -----------------------------------------------------------------


      Supplemental   disclosure  of  non-cash   financing  and  investing
      activities:

           During each of the years ended March 31, 1998 and 1997, the Company entered into noncompetition agreements for $300,000.


      See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

PIERCING PAGODA, INC.

Notes to Consolidated Financial Statements

March 31, 1998, 1997 and 1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------


(1)   Statement of Significant Accounting Policies

           Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

           Operations

            The Company is a national retailer of gold jewelry primarily through kiosk stores in enclosed shopping malls. The Company operates stores primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. At March 31, 1998, the Company operated 789 stores, including 27 in-line stores. The Company's home office provides centralized administrative and warehousing services and assembles some of the products sold at its stores.

            In addition to its own retail units, the Company has licensed operations at 22 stores and three retail cart locations in Florida. The Company provides the licensee with merchandise and promotional and administrative services. Income from licensee operations is based on a percentage of the licensee's sales and earnings from the sale of merchandise to the licensee. See Note 14.

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

            In fiscal 1998, no vendors supplied more than 10% of total merchandise purchased. In fiscal 1997, two vendors accounted for approximately 11% and 10%, respectively, of total merchandise purchased by the Company. No vendors supplied more than 10% of purchases in fiscal 1996

           Property, Fixtures and Equipment

            Property,   fixtures  and   equipment  are  stated  at  cost.
      Depreciation is computed over the estimated useful lives of the related assets using the straight-line method.

                  Depreciable lives are as follows:


                    Furniture and fixtures              3-10 years

                    Building and improvements           10-39 years

                    Kiosks                              5-10 years

                    Computer equipment, software and
                    other equipment                     5-7 years

            Substantially all depreciation expense, including depreciation on kiosks, is included in selling, general and administrative expense rather than occupancy expense, since the Company believes that the primary function of its kiosks is to display merchandise for sale. Depreciation expense for kiosks was $2,508,000, $1,890,000 and $1,338,000 in fiscal 1998, 1997 and fiscal 1996, respectively.

            Maintenance and repairs are expensed as incurred. Expenditures for renovations are capitalized. Upon the sale, replacement or retirement of property, fixtures and equipment, the cost and accumulated depreciation thereon are removed from the accounts. Gain or loss on sale, retirement or other disposition of property, fixtures and equipment is reflected in earnings.

           Goodwill

            Costs in excess of fair value of net assets acquired are being amortized on a straight-line basis over periods of up to fifteen years. The Company assesses the recoverability of goodwill by determining whether the remaining balance can be recovered through projected undiscounted future cash flows.

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

           Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. Deferred income taxes are recorded at the enacted rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.


           Stock Option Plan

            The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would have been recorded on the date of grant only if the market price of the underlying stock exceeded its exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). This statement encourages the fair value based method of accounting for stock options and similar equity instruments granted to employees. This method requires that the fair value of equity instruments granted to employees be recorded as compensation expense. However, the statement allows companies to continue to apply APB Opinion No. 25, with appropriate pro forma disclosure of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

           Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.



           Net Income Per Share

            During fiscal 1998, the Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 requires the disclosure of basic and diluted earnings per share on the face of the financial statements. Basic earnings per share calculations are determined by dividing the earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. All prior period earnings per share amounts have been restated to comply with the provisions of SFAS No. 128.

           The following weighted average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon exercise of outstanding stock options, using the treasury stock method (in thousands).

                                                   Years ended March 31,
                                               --------------------------
                                                  1998    1997     1996
       ------------------------------------------------------------------
       Basic                                    5,843    5,257   5,237
       Diluted                                  6,041    5,389   5,325
       ------------------------------------------------------------------


           Recent Accounting Pronouncements

            In fiscal 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investments by owners or distributions to owners, in a financial statement for the period in which they are recognized. The components of comprehensive income include net income and all other items of revenue, expenses, gains and losses that previously would have been reported directly in equity under SFAS Nos. 52, 80, 87, and 115. Because the Company has no other items of comprehensive income other than net income, a separate financial statement is not required and has not been presented.

           In fiscal 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate, and their major customers. The Company has evaluated the applicability of SFAS No. 131 and concluded that it does not currently meet the criteria for segment reporting as defined in the SFAS No. 131. Accordingly, separate segment reporting has not been made.

(2)    Common Stock Offering

           On June 30, 1997, the Company completed a secondary offering of 650,000 shares of its common stock. The transaction resulted in net proceeds (after underwriting discounts, commissions and offering expenses) to the Company of approximately $14.9 million which was used to repay indebtedness under the Company's revolving line of credit. Subsequently, in July 1997, the underwriters of the offering exercised their option to purchase an additional 97,500 shares of stock from the Company resulting in additional net proceeds of approximately $2.3 million.

(3)    Gold Consignment Agreements

            In connection with the acquisition of certain inventory, the Company maintains gold consignment agreements. In accordance with these consignment agreements, title to the gold remains with the gold consignors until purchased by the Company. At March 31, 1998, 1997 and 1996, the Company had consigned 119,800, 88,300 and 54,500 ounces of gold, respectively, with values of $36,060,000, $30,749,000 and $21,601,000, respectively. The purchase price per ounce is based on the Second London Gold Fixing. This gold was generally in the form of merchandise for sale held by the Company at its offices or in its stores. Consigned gold is not included in inventory, and there is no related liability recognized.

            Included in interest expense for the years ended March 31, 1998, 1997 and 1996 are consignment fees of $912,000, $620,000 and
      $394,000, respectively, based on fee rates of approximately 2.74%, 2.45% and 2.31%, respectively, of the value of consigned gold. The fee rates are adjusted periodically by the consignors upon giving seven to thirty days advance notice to the Company. The gold financing arrangements could be terminated by either the Company or the lender on 30 or 45 days notice, depending on the consignor.

(4)   Property, Fixtures and Equipment

            A  summary  of  major  classes  of  property,   fixtures  and
      equipment follows (in thousands):

                                                           March 31,
                                                   ----------------------
                                                      1998        1997
       ------------------------------------------------------------------
       Land                                            $ 688       $ 688
       Furniture and fixtures                          3,881       3,054
       Kiosks                                         24,043      19,832
       Building and improvements                       5,413       4,037
       Computer equipment, software and other
        equipment                                      9,326       7,396
       ------------------------------------------------------------------
                                                      43,351      35,007
       Less accumulated depreciation and
        amortization                                  16,136      12,435
       ------------------------------------------------------------------
                                                    $ 27,215    $ 22,572
       ------------------------------------------------------------------


(5)   Other Assets

      Other assets are summarized as follows (in thousands):

                                                           March 31,
                                                    ---------------------
                                                       1998        1997
       ------------------------------------------------------------------
       Goodwill (net of accumulated amortization
        of $735 and $237  at  March  31,  1998
        and  1997, respectively)                      6,296       1,907
       Noncompetition agreements (net of
        accumulated amortization of $125 and $10)       475         290
       Deferred expenses, principally long-term
        maintenance agreements                          416         394
       Cash surrender value of officers life
        insurance                                       415         342
       Other                                            189         144
       ------------------------------------------------------------------
                                                    $ 7,791     $ 3,077
       ------------------------------------------------------------------


            In April 1997, the Company  purchased  substantially  all the operations of a company which operated retail jewelry kiosks under the name Silver & Gold Connection for approximately $7.8 million. The acquisition was accounted for as a purchase and the net assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition. The cost in excess of the fair value of net assets acquired of approximately $4.7 million has been recorded as goodwill and is being amortized over 15 years. In connection with the acquisition, the Company entered into a noncompetition agreement with the principal stockholder of Silver & Gold Connection which provides for annual payments of $60,000 to be made over a five-year period. The effect of this transaction was not material to the results of operations of the Company.

           In January 1997, the Company purchased substantially all of the operations of the companies operating retail kiosks under the names Gemstone Jewelry, Gold-n-Gifts and Facets of Nature (collectively, "Gemstone"), which sold gold and silver jewelry, pewter and other gift items, for approximately $8.0 million. The acquisition was accounted for as a purchase and the assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition. The cost in excess of the fair value of net assets acquired of approximately $1.7 million has been recorded as goodwill and is being amortized over 15 years. In connection with the acquisition, the Company entered into a noncompetition agreement with the principal stockholder of Gemstone which provides for annual payments of $60,000 to be made over a five-year period. The effect of this transaction was not material to the results of operations of the Company.

 (6) Accrued expenses and other current liabilities

      Accrued expenses and other current liabilities are summarized as follows (in thousands):


                                                           March 31,
                                                    ---------------------
                                                       1998        1997
       ------------------------------------------------------------------
       Accrued payroll, vacation and related taxes  $ 5,230     $ 4,160
       Sales tax payable                                794         704
       Accrued rents payable                            938       1,091
       Liability under jewelry club program           1,109         747
       Liability under lifetime guarantee program     1,411       1,211
       Other accrued expenses                         2,941       1,628
       ------------------------------------------------------------------
                                                    $12,423     $ 9,541
       ------------------------------------------------------------------


(7) Long-term debt and revolving line of credit

      A summary of long-term debt and revolving line of credit follows (in thousands):

                                                            March 31,
                                                     --------------------
                                                        1998       1997
       ------------------------------------------------------------------
       Revolving line of credit                      $ 7,500    $ 24,200
       Industrial development authority financing      2,489       2,724
       ------------------------------------------------------------------
       Total long-term debt                            9,989      26,924
       Less current installments                         247         234
       ------------------------------------------------------------------
                                                     $ 9,742    $ 26,690
       ------------------------------------------------------------------

           The Company currently has an unsecured revolving line of credit with its primary lender acting as agent for a syndicate of banks. This facility, which expires July 31, 2000, provides for maximum borrowings of $80 million through a combination of cash advances (which may not exceed $50 million) or letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of the rates designated by the Company's primary lender at its prime rate minus 100 basis points (7.5% at March 31, 1998) and a rate based on the rates charged on overnight federal funds transactions with Federal
      Reserve  System  members plus 50 basis  points  (6.50% at March 31,
      1998). However, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (6.79% at March 31, 1998 for a one-month maturity), subject to certain restrictions. Outstanding letters of credit incur a fee charged at an annual rate of 0.75%. At March 31, 1998, the Company had $35.3 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of $37,213,000 and $31,762,000 were issued at March 31, 1998 and 1997, respectively.

          The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; requires the Company to maintain minimum ratios of indebtedness to adjusted net income (as defined), current assets to current liabilities and indebtedness to capitalization (as defined); places limitations on the Company's ability to incur additional debt or grant security interests in its assets and restricts the redemption, purchase or retirement of its capital stock. The Company was in compliance with these covenants as of March 31, 1998.

           Borrowings under the revolving line of credit are summarized as follows (in thousands):

                                                           March 31,
                                               -----------------------------
                                                  1998      1997      1996
       ---------------------------------------------------------------------
       Borrowings at year end                   $ 7,500  $ 24,200  $  5,720
       Interest rate on borrowings
        at year end                               6.80%     7.50%     7.50%
       Maximum amount of  borrowings
       outstanding at any month end             $33,400  $ 28,789  $ 20,360

       Average aggregate borrowings during
        the year                                $20,492  $ 14,823   $ 8,051
       Weighted average interest rate
        during the year                            7.03%     7.50%     7.99%
       ---------------------------------------------------------------------

           In October 1995, the Company obtained a $2,540,000, ten-year term loan through an industrial development authority. The loan is collateralized by a letter of credit totaling $2,447,000 at March 31, 1998 which is supported by a lien on the Company's corporate headquarters and distribution center which has a net carrying value of approximately $2.9 million at March 31, 1998. The terms of the loan require semiannual interest payments at varying interest rates averaging 6.8% over the life of the loan. Principal payments, in varying amounts, are required annually.

           In May 1996, the Company obtained an additional $400,000 loan in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year. This loan, through an industrial development authority, requires monthly payments of principal and interest of approximately $4,000 through May 2006 at an effective annual interest rate of 4.59%.

           Maturities of the term loans are as follows at March 31, 1998 (in thousands):

                                                                 Amount
       ------------------------------------------------------------------
       1998                                                       $ 247
       1999                                                         262
       2000                                                         278
       2001                                                         295
       2002                                                         317
       Subsequent to 2002                                         1,090
       ------------------------------------------------------------------
       Total payments                                           $ 2,489
       ------------------------------------------------------------------

(8)   Leases

           The Company leases space primarily in shopping malls under operating leases expiring in various years through fiscal 2007. In the normal course of business, operating leases are generally renewed or replaced by other leases; thus, it is anticipated that future annual lease expense will not be less than the amount shown below for 1998. Generally, the leases also contain provisions for contingent rental payments of approximately 10% of gross sales in excess of specified amounts.

           Minimum future rental payments as of March 31, 1998 under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

                                                                Amount
       ------------------------------------------------------------------
       1998                                                   $ 19,803
       1999                                                     15,931
       2000                                                     10,135
       2001                                                      4,558
       2002                                                      1,672
       Subsequent to 2002                                          975
       ------------------------------------------------------------------
       Total rental payments                                  $ 53,074
       ------------------------------------------------------------------

           A summary of minimum rent and contingent rent expense under operating leases is as follows (in thousands):

                                                   Years ended March 31,
                                               ----------------------------
                                                  1998     1997       1996
       -------------------------------------------------------------------
       Minimum rentals                         $ 23,690 $ 17,292   $ 12,643
       Contingent rentals                        1,916     1,498      1,191
       --------------------------------------------------------------------
       Total rental expense                    $ 25,606 $ 18,790   $ 13,834
       --------------------------------------------------------------------


(9)   Employee Benefit Plans

            The  Company  has a  defined  contribution  plan for  Company employees who are at least 21 years of age and have worked at least 1,000 hours in the past year. The Plan consists of a profit sharing fund and a 401(k) fund. Annual contributions to the profit sharing fund are determined at the discretion of management. Total contributions to this fund were $500,000, $300,000 and $220,000 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

           The Company provides a matching contribution provision to the Company's 401(k) fund. The matching rate for Company contributions is $.50 per dollar contributed by the employee up to 4% of the employee's income. The Company's matching contributions totaled $212,000 in fiscal 1997, $181,000 in fiscal 1997, and $107,000 in fiscal 1996. These matching contributions are 100% vested at the time they are made.

           See Note 12 for a description of the Company's employee stock purchase plan.

(10)  Income Taxes

           Income taxes in the consolidated statements of income consists of the following components (in thousands):

                                                   Years ended March 31,
                                               --------------------------
                                                 1998     1997     1996
       ------------------------------------------------------------------
       Current tax expense:
          Federal                              $ 5,346  $ 3,703 $ 2,877
          State                                    503      334     508
       ------------------------------------------------------------------
                                                 5,849    4,037   3,385
       ------------------------------------------------------------------
       Deferred tax expense
          Federal                                  570      251     133
          State                                    162       84      35
       ------------------------------------------------------------------
                                                   732      335     168
       ------------------------------------------------------------------
                                               $ 6,581  $ 4,372 $ 3,553
       ------------------------------------------------------------------

           The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                             March 31,
                                                       ------------------
                                                          1998     1997
       ------------------------------------------------------------------

       Deferred tax liabilities:
         Excess of tax over book depreciation          ($ 2,827  ($ 1,754)
         Employee benefit plans                            (250)       -
       ------------------------------------------------------------------
       Total deferred tax liabilities                    (3,077)   (1,754)
       ------------------------------------------------------------------

       Deferred tax assets:
         Inventory                                          382       129
         Accrual for lifetime guarantee costs               563       484
         Accrued vacation expense                           468       381
         Accrual for jewelry club costs                     443       298
         Accrued group insurance                            226       117
         Other                                              432       325
       --------------------------------------------------------------------
       Total deferred tax assets                          2,514     1,734
       Less valuation allowance                               -         -
       --------------------------------------------------------------------
       Net deferred tax assets                            2,514     1,734
       --------------------------------------------------------------------
       Net deferred tax liability                        ($ 563)    ($ 20)
       --------------------------------------------------------------------

           Based  upon  the  Company's  current  and  historical  taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at March 31, 1998.

           Income tax expense in 1998, 1997 and 1996 differs from the amounts computed by applying the federal statutory rate of 34% to income before taxes as follows (in thousands):

                                                   Years ended March 31,
                                                -------------------------
                                                  1998     1997     1996
       -------------------------------------------------------------------
       Tax expense at statutory rates            $5,967 $ 4,049  $ 3,138
       State income taxes, net of federal benefit   439     276      358
       Non-deductible  amortization of cost in
         excess of net assets of acquired            39       6        -
         business
       Other                                        136      41       57
       -------------------------------------------------------------------
                                                 $6,581 $ 4,372  $ 3,553
       -------------------------------------------------------------------

(11)  Transactions with Related Parties

           The Company performs certain administrative functions for entities owned by the Company's Chief Executive Officer and its President. The Company charged to the entities $13,000, $10,000 and $14,000 in fiscal 1998, fiscal 1997, and fiscal 1996, respectively, representing certain direct expenses and the estimated fair value of providing administrative services, primarily allocations of salary and overhead.

           Included in accounts receivable at March 31, 1998 and 1997 are $420,000 and $199,000, respectively, from the sale of merchandise and other supplies to the licensee, and additionally, at March 31, 1997, $137,000 from the sale of one of the Company's Florida locations to the licensee.

(12)  Stockholders' Equity

           The Company has a stock option plan which provides for the grant of common stock options to eligible employees and others. The aggregate maximum number of shares of common stock available for awards under the plan is 600,000. Stock options granted may be the fair market value of the stock or at a price determined by a committee of the Board of Directors. The options vest over a period of up to five years and are exercisable over a period determined by the committee, but not longer than ten years.

           The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                              Years ended March 31,
                                              ---------------------
                                           1998      1997        1996
       ------------------------------------------------------------------
       Net income:
         As reported                     $ 10,969   $ 7,538     $ 5,677
         Pro forma                       $ 10,243   $ 7,089     $ 5,614

       Diluted earnings per share:
         As reported                      $ 1.82    $ 1.40      $ 1.07
         Pro forma                        $ 1.70    $ 1.32      $ 1.05
       ------------------------------------------------------------------

           The per share weighted average fair value of stock options granted during fiscal 1998, fiscal 1997 and fiscal 1996 was $15.84, $13.84 and $10.50, respectively, on the date of grant and were determined using the Black-Scholes option-pricing model based upon the following weighted-average assumptions:


                                          1998       1997        1996
       ------------------------------------------------------------------
       Expected dividend yield            0.0%        0.0%        0.0%
       Expected volatility               42.1        49.4        52.2
       Risk-free interest rate            5.7         5.4         7.6
       Expected life (in years)           9.0         9.6         9.5
       ------------------------------------------------------------------

           Pro forma net income  reflects  only options  granted in 1998,
      1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of up to five years and compensation cost for options granted prior to April 1, 1995 is not considered.

           Summarized stock option data is as follows:

                                                   Weighted
                                                   Average      Shares
                                                   Exercise  Under Option
                                                    Price
       ------------------------------------------------------------------
       Outstanding at March 31, 1995                   8.15    226,300
         Granted                                      14.62     40,000
         Exercised                                     8.00     (2,600)
         Canceled                                      9.91    (14,100)
       ------------------------------------------------------------------
       Outstanding at March 31, 1996                   9.09    249,600
         Granted                                      20.79    186,000
         Exercised                                     8.28    (25,550)
         Canceled                                     13.58    (15,300)
       ------------------------------------------------------------------
       Outstanding at March 31, 1997                  14.48    394,750
         Granted                                      26.17    149,500
         Exercised                                    11.96    (27,600)
         Canceled                                     18.83    (16,200)
       ------------------------------------------------------------------
       Outstanding at March 31, 1998                  17.97    500,450
       ------------------------------------------------------------------
       Exercisable                                  $ 12.66    204,950
       ------------------------------------------------------------------

           The  following   table   summarizes   information   concerning
      currently outstanding and exercisable options:

                                                     Exercise Price
                                              ---------------------------
                                                 $8.00 -      $18.00 -
                                                 $10.625       $29.00
       ------------------------------------------------------------------
       Options outstanding at                    173,550      326,900
       March 31, 1998
       Weighted average remaining
         contractual life (years)                   6.25         8.94
       Weighted average exercise
       price                                      $ 8.23       $23.15
       Options exercisable at
       March 31, 1998                            132,250       72,700
       Weighted average exercise
       price                                      $ 8.21      $ 20.75
       ------------------------------------------------------------------


           On October 12, 1995, the Company created an Employee Stock Purchase Plan under which the sale of 96,000 shares of its common stock has been authorized. Generally, all employees who meet the requirements for participation in any of the Company's other employee benefit plans are also eligible to participate in this plan. Employees may designate up to the lesser of $25,000 or 5% of their annual compensation for the purchase of common stock. The price for the shares purchased under the plan is the lower of 85% of the fair market value on the first or last day of the purchase period. Employees are not permitted to obtain share certificates or sell or transfer any shares for one year from the last day of the offering period in which the shares were purchased. During fiscal 1998, 1997 and 1996, 9,317, 8,151 and 1,606 shares, respectively, were issued under this plan.

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

           At March 31, 1998, the Company had commitments outstanding of approximately $5.0 million. Of this amount, approximately $3.2 million was committed for the construction of new kiosks, in-line stores or the renovation of existing stores as well as fixtures and supplies for current and planned stores. Approximately $1.8 million of total commitments reflect remaining costs for the construction of a new warehouse and distribution center.

           Pursuant to the agreement between the Company and its licensee, the licensee has the right to acquire, under certain circumstances, the Company's 42 kiosk stores (at March 31, 1998) operating in the state of Florida and has the right of first refusal with respect to new locations in the state. Upon 90 days notice, the licensee may purchase any or all locations in certain Florida counties. Locations outside these counties may be purchased only during the first seven months of any calendar year provided they have been open for two full calendar years. The purchase price of a location is due within 30 days of closing and is determined based upon the cost of assets acquired at the closing date. In each of fiscal 1998 and 1997, the licensee exercised its right to acquire three stores and one store, respectively, from the Company, and as of March 31, 1998 has delivered written notice to the Company of its intention to acquire five additional stores from the Company in fiscal 1999.

           The Company entered into a tax indemnification agreement in June of 1994 with certain current stockholders which provides for distributions relating to tax liabilities for allocable taxable income for fiscal 1994 and 1995 and an indemnification of such stockholders for any losses or liabilities with respect to any additional taxes resulting from the Company's operations during the period in which it was an "S" corporation. Payments of $1,530,000 were made during fiscal 1996 under this agreement.

(15)  Subsequent Event

           On May 8, 1998, the Company entered into an agreement to acquire approximately 107 retail kiosk stores from Sedgwick Sales, Inc., a Nevada corporation. The total cost of the acquisition is $3.0 million and includes the leases, kiosks and fixtures. Because the seller's jewelry business is significantly different from the Company's, there will be no inventory purchased or trademarks acquired. Closing is expected to occur during June 1998.

      Item 9.  CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                       PART III

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           The information required by this item (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

      Item 11. EXECUTIVE COMPENSATION

           The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

      Item 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
               MANAGEMENT

           The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                      PART IV

      Item 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON
               FORM 8-K

      (a)   Documents filed as part of this Report.

         1. Financial Statements                                        Page

            Independent Auditors' Report                                 27

            Consolidated Balance Sheets at March 31, 1998 and 1997       28

            Consolidated Statements of Income for the Years ended
            March 31, 1998, 1997 and 1996                                29

            Consolidated Statements of Changes in Stockholders'
            Equity for the Years ended March 31, 1998, 1997 and 1996     30

            Consolidated Statements of Cash Flows for the Years ended
            March 31, 1998, 1997 and 1996                                31

            Notes to Consolidated Financial Statements                   33

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

2         See 10.40, 10.41 and 10.43.


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

9         None

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

10.41 Asset Purchase Agreement dated April 25, 1997 between Piercing Pagoda, Inc. and the Silver & Gold Trading Company, Inc. (incorporated by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15,
          1997).

10.42 Syndicated Loan Agreement dated March 27, 1997 by and among Piercing Pagoda, Inc., CoreStates Bank, N.A., Summit Bank and First Union National Bank (incorporated by reference to Exhibit
          10.42 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15, 1997).

10.43 First Amendment to Syndicated Loan Agreement dated November, 21, 1997 between the Registrant and Summit Bank and CoreStates bank, N.A. (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998).

10.44 Replacement Revolving Note dated November 21, 1997 between the Registrant and Summit Bank (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998).

10.45 Replacement Revolving Note dated November 21, 1997 between the Registrant and First Union (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998).

10.46 Replacement Revolving Note dated November 21, 1997 between the Registrant and CoreStates Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998).

10.47 Seventh Amendment and Agreement to Consignment Agreement dated October 2, 1997 Between Fleet Precious Metals, Inc. and the Registrant. *

10.48 Asset Purchase Agreement dated May 8, 1998 between Piercing Pagoda, Inc. and Sedgwick Sales, Inc., a Nevada corporation, Donald M. Sedgwick, Gregory K. Stapley, The Sedgwick Family Trust and the Beneficiary of the Trust. *

11        Not applicable.

12        Not applicable.

13        Not applicable.

16        Not applicable.

18        Not applicable.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Form 10-K filed with the Securities and Exchange Commission on June 25, 1996).

22        Not applicable.

23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants.*

24        None.

27        Financial Data Schedule. *


27.1      Financial Data Schedule. *

*         Filed herewith.

       (b)  Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the last quarter of fiscal 1998.

      SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the township of Hanover in the Commonwealth of Pennsylvania on June 22, 1998.

                                    PIERCING PAGODA, INC.



      By:                           /s/ John F. Eureyecko
                                    John F. Eureyecko
                                    President and
                                    Chief Operating Officer

           Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and dates indicated below.

           Signature                Title                   Date




 /s/ Richard H. Penske                                     June 22, 1998
    Richard H. Penske        Chief Executive Officer and
                             Chairman of the Board
                             (Principal Executive Officer)





/s/ John F. Eureyecko                                      June 22, 1998
   John F. Eureyecko         Director, President and
                             Chief Operating Officer
                             (Principal  Financial and
                              Accounting  Officer)



/s/ Alan R. Hoefer                                         June 22,1998
   Alan R. Hoefer                 Director





/s/ Mark A. Randol                                         June 22 1998
    Mark A. Randol                Director

                                 INDEX TO EXHIBITS

Exhibit No.                   Exhibit                                  Page No.

10.47           Seventh Amendment and Agreement to Consignment               56
                Agreement dated October 2, 1997 Between Fleet
                Precious Metals, Inc. and the Registrant.

10.48           Asset Purchase Agreement dated May 8, 1998                   58
                between Piercing Pagoda, Inc. and Sedgwick Sales, Inc., a Nevada corporation, Donald M. Sedgwick,
                Gregory K. Stapley, The Sedgwick Family Trust and the Beneficiary of the Trust.

23.1            Consent of KPMG Peat Marwick LLP, independent                72
                certified public accountants.