Form 10-Q
period 1998-06-30
PIERCING PAGODA INC
filed 1998-08-13
CIK 925544

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                     OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                       Commission File Number 0-24860

                            PIERCING PAGODA, INC.

            (Exact Name of Registrant as Specified in its Charter)

                Delaware                            23-1894725
          (State or Other Jurisdiction            (I.R.S. Employer
          Incorporation or Organization)         Identification Number)


                 3910 Adler Place
                 Bethlehem, PA                            18017
     (Address of Principal Executive Offices)           (Zip Code)


      Registrant's Telephone Number, Including Area Code: (610) 691-0437

                                     N/A
       (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 9,107,256 (as of August 13, 1998)

                            PIERCING PAGODA, INC.


                                    INDEX
                                                                        PAGE
                        PART I - FINANCIAL INFORMATION               NUMBER

  Item 1.    Financial Statements

             Consolidated balance sheets as of
             June 30, 1998 (unaudited) and March 31, 1998               3

             Consolidated statements of operations for the three
             months                                                     4
             ended June 30, 1998 and 1997(unaudited)

             Consolidated statements of cash flows for the  three
             months ended June 30, 1998 and 1997(unaudited)             5

             Notes to consolidated financial statements                 7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

                         PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings                                         14

  Item 2.    Changes in Securities and Use of Proceeds                 14

  Item 3.    Defaults Upon Senior Securities                           14

  Item 4.    Submission of Matters to a Vote of Security Holders       14

  Item 5.    Other Information                                         14

  Item 6.    Exhibits and Reports on Form 8-K                          14

             Signatures                                                15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PIERCING PAGODA, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                       June 30,       March 31,
                                                         1998           1998
                                                      ------------   -----------
   Assets                                             (Unaudited)

Current assets
   Cash                                                 $ 1,876       $ 2,699
   Accounts receivable                                    1,244         1,454
   Inventory                                             58,085        53,149
   Deposits for inventory purchases                         962           546
   Prepaid expenses and other current assets              1,139         1,058
   Prepaid income taxes                                     459           215
   Deferred tax assets                                    2,055         1,972

                                                      ------------   -----------
Total current assets                                     65,820        61,093

Property, fixtures and equipment, net                    29,604        27,215
Other assets                                              7,918         7,791

                                                      ============   ===========
                                                      $ 103,342      $ 96,099
                                                      ============   ===========
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                       5,194         3,232
   Current installments of long-term debt                   375           247
   Income taxes payable                                     532           889
   Accrued expenses and other current liabilities        11,431        12,423

                                                      ------------   -----------
Total current liabilities                                17,532        16,791

Long-term debt, less current installments                15,870         9,742
Deferred tax liabilities                                  2,663         2,535
Other liabilities                                           657           703

                                                      ------------   -----------
Total liabilities                                        36,722        29,771

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.               -             -
   Common stock, par value $.01 per share,
   authorized
      15,000,000 shares. Issued 9,103,305 shares and         91            91
   9,087,616
      at June 30, 1998 and March 31, 1998,
   respectively.
   Additional paid-in capital                            40,577        40,387
   Retained earnings                                     25,952        25,850

                                                      ------------   -----------
Total stockholders' equity                               66,620        66,328
                                                      ------------   -----------
                                                      $ 103,342      $ 96,099
                                                      ============   ===========

See accompanying notes to consolidated financial statements.

                    PIERCING PAGODA, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                             Three months ended
                                                                    June 30,
                                                             -------------------
                                                              1998       1997
                                                             --------  ---------

Net sales                                                   $48,018   $ 42,873

Cost of goods sold and occupancy expenses
 (excluding depreciation on kiosks)                          26,633     24,766

                                                             --------  ---------
Gross profit                                                 21,385     18,107

Selling, general and administrative
expenses,                                                    20,755     17,854
    (including depreciation on
kiosks)
                                                             --------  ---------
Income from operations                                          630        253

Interest and other income                                        96        103
Interest expense                                                563        843
                                                             --------  ---------
Earnings (loss) before income taxes                             163       (487)

Income tax expense (benefit)                                     61       (190)
                                                             ========  =========
Net (loss) income                                             $ 102     $ (297)
                                                             ========  =========

Basic earnings (loss) per share                               $ 0.01    $ (0.04)
                                                             ========  =========
Diluted earnings (loss) per share                             $ 0.01    $(0.04)
                                                             ========  =========

See accompanying notes to consolidated financial statements.

                    PIERCING PAGODA, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                          Three months ended
                                                               June 30,
                                                       -------------------------
                                                          1998          1997
                                                       ------------  -----------

Cash flows from operating activities:
  Net income (loss)                                        $ 102        $ (297)
  Adjustments to reconcile net income (loss)  to net
   cash provide by (used in) operating activities:
     Depreciation and amortization                         1,483         1,221
     Gain on disposal of property, fixtures and
       equipment                                               -           (10)
     Other changes in other assets                            15           (32)
     Deferred income taxes                                    45           318
     Change in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                    210           822
      Inventory                                           (4,936)       (3,393)
      Deposits for inventory purchases                      (416)          466
      Prepaid expenses and other current assets              (81)         (106)
      Prepaid income taxes                                  (244)         (552)
      Accounts payable                                     1,962         2,841
      Accrued expenses and other current liabilities        (992)         (255)
      Income taxes payable                                  (296)            -
      Other liabilities                                      (46)         (115)

                                                       ------------  -----------
Net cash provided by (used in) operating activities       (3,194)          908

Cash flows from investing activities:
  Additions to property, fixtures and equipment           (3,693)       (2,284)
  Payments for purchase of businesses                       (135)       (7,904)
  Proceeds from disposal of property, fixtures and
    equipment                                                  -            38
  Noncurrent deposits, net                                   (88)          (17)

                                                       ------------  -----------
Net cash used in investing activities                     (3,916)      (10,167)

Cash flows from financing activities:
  Repayments of long-term debt                                (9)           (9)
  Revolving line of credit, net                            3,700        (7,200)
  Loan fees paid                                             (98)            -
  Proceeds from issuance of long-term debt                 2,565             -
  Net proceeds from issuance of common stock under
    employee share plans                                     129           128
  Proceeds from issuance of common stock, net                  -        14,902

                                                       ------------  -----------
Net cash provided by financing activities                  6,287         7,821

                                                       ------------  -----------
Net decrease in cash                                        (823)       (1,438)

Cash at beginning of period                                2,699         4,119

                                                       ============  ===========
Cash at end of period                                     $1,876        $2,681
                                                       ============  ===========

                    PIERCING PAGODA, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (In thousands)
                                 (Unaudited)

                                                          Three months ended
                                                               June 30,
                                                       -------------------------
                                                          1998          1997
                                                       ------------  -----------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                $ 505         $ 677
                                                       ============  ===========
   Income taxes, net                                       $ 617          $ 80
                                                       ============  ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Summary of significant accounting policies

     The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and a wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 1998. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

     In June 1998, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend payable to shareholders of record on July 31, 1998, payable on August 13, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all share and per share amounts have been restated to reflect the stock split.

     Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Earnings Per Share

     The following weighted average number of shares of common stock were used in the calculations for earnings (loss) per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of outstanding stock options, using the treasury stock method.

                                                1998              1997
         Basic                               9,088,398         7,981,585
         Dilutive effect of
          outstanding stock options,
          using the treasury stok method       367,098           256,769

         Diluted                             9,455,496         8,238,354

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 3            Property, Fixtures and Equipment

      A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                 June 30,      March 31,
                                                   1998           1998
                                              --------------  -----------
       Land                                       $ 688          $ 688
       Furniture and fixtures                     4,162          3,881
       Kiosks                                    25,259         24,043
       Buildings and improvements                 6,728          5,413
       Computer  equipment, software and other
        equipment                                10,181          9,326
                                              --------------  -----------
                                                 47,018         43,351
       Less accumulated depreciation and
        amortization                             17,414         16,136
                                              ==============  ===========
                                               $ 29,604       $ 27,215
                                              ==============  ===========



Note 4            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                                 June 30,      March 31,
                                                   1998           1998
                                               --------------  -----------
       Accrued  payroll, vacation and related

        taxes                                   $ 3,854         $ 5,230
       Sales tax payable                            842             794
       Accrued rents payable                        865             938
       Liability under jewelry club program       1,109           1,109
       Liability under lifetime guarantee
        program                                   1,411           1,411
       Other accrued expenses                     3,350           2,941
                                              ==============  ===========
                                               $ 11,431        $ 12,423
                                              ==============  ===========


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

     The Company's consolidated net sales are comprised primarily of sales generated by the Company's stores and, to a much lesser extent, wholesale sales primarily to an independent store operator in Florida to which the Company licenses the use of its store name and concept (the "Florida Licensee"). Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy, and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses including depreciation of kiosks.

Results of operations

Three months ended June 30, 1998 and 1997

     Consolidated net sales increased $5.1 million, or 12% from $42.9 million for the three months ended June 30, 1997 to $48.0 million for the three months ended June 30, 1998. This increase was due primarily to net sales generated by new stores opened or acquired by the Company and a $1.3 million, or 3%, increase in comparable store net sales. There were a total of 812 stores open at June 30, 1998 compared to 749 at June 30, 1997, an increase of 8%. Wholesale sales to the Florida licensee decreased to $571,000 for the three months ended June 30, 1998 from $878,000 in the three months ended June 30, 1997. This change reflects the impact in the quarter ended June 30, 1997 of initial inventory sales made for locations purchased by the Florida Licensee from the Company during that period.

     The average jewelry units sold per store decreased 17% to 2,400 for the three months ended June 30, 1998 compared to 2,900 at June 30, 1997. The average price per jewelry unit sold increased to $24.78 for the three months ended June 30, 1998 compared to $23.96 for the three months ended June 30, 1997. The decrease in average jewelry units sold primarily reflects the impact of lower unit sales at newly opened and acquired stores. These stores generally have lower unit and dollar sales volume than the Company's more mature stores. The increase in the average price per jewelry unit sold reflects higher selling prices across all store types.

     Gross profit increased $3.3 million, or 18%, from $18.1 million for the three months ended June 30, 1997 to $21.4 million for the three months ended June 30, 1998. The Company's gross profit margin improved from 42.2% for the three months ended June 30, 1997 to 44.5% for the three months ended June 30, 1998. This improvement is primarily due to lower merchandise costs and promotional activity, partially offset by increased rent and occupancy costs as a percentage of net sales as well as lower wholesale sales to the Florida Licensee. Wholesale sales to the Florida Licensee produce a lower gross margin than the Company's own retail net sales.

     Selling, general and administrative expenses increased $2.9 million, or 16%, from $17.9 million for the three months ended June 30, 1997 to $20.8 million for the three months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 41.6% for the three months ended June 30, 1997 to 43.2% for the three months ended June 30, 1998. The increase in selling, general and administrative expenses as a percentage of net sales reflects higher expenses associated with new stores opened and acquired by the Company, primarily store payroll. This was partially offset by improvements in corporate overhead as a percentage of net sales, reflecting leverage over a larger sales base. Depreciation and amortization expense increased 25% to $1.5 million in the three months ended June 30, 1998 from $1.2 million in the three months ended June 30, 1997 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense decreased $280,000, or 33%, from $843,000 for the three months ended June 30, 1997 to $563,000 for the three months ended June 30, 1998, and as a percentage of net sales decreased from 2.0% for the three months ended June 30, 1997 to 1.2% for the three months ended June 30, 1998. The decrease in interest expense reflects lower average balances on the Company's revolving line of credit agreement partially offset by an increase in the number of ounces consigned under the Company's gold consignment arrangements.

     As a result of the foregoing, the Company's net income increased from a loss of $297,000 for the three months ended June 30, 1997 to net income of $102,000 for the three months ended June 30, 1998.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and, in June 1997, an offering of the Company's common stock. The Company's working capital increased to $48.4 million at June 30, 1998 from $41.9 million at June 30, 1997. At June 30, 1998, the Company had outstanding borrowings of $11.2 million under its revolving line of credit and $5.0 million of long-term debt outstanding, including $250,000 classified as a current liability. In addition, the Company had consigned 133,919 ounces of gold under its gold consignment program valued at approximately $39.7 million.

     Net cash used in operating activities was $3.2 million for the three months ended June 30, 1998 compared to net cash provided by operating activities of $908,000 for the same period in the prior year. Net cash used in operating activities primarily reflects increases in inventory to stock newly acquired and opened stores as well as to provide initial inventory for the anticipated opening of 104 locations acquired from Sedgwick Sales, Inc. ("Sedgwick"). The acquisition of the Sedgwick locations was completed in July, 1998.

     Net cash used in investing activities was $3.9 million during the three months ended June 30, 1998 compared to $10.2 million during the three months ended June 30, 1997. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores, the renovation of existing stores and the construction of an additional warehouse and distribution center on land adjacent to the Company's current facility.

     Net cash provided by financing activities was $6.3 million for the three months ended June 30, 1998 versus $7.8 million during the three months ended June 30, 1997. Net cash provided by financing activities during the three months ended June 30, 1998 primarily reflect increased borrowings under the Company's existing line of credit and the proceeds of $2.6 million in Industrial Development Authority financing.

     The Company's revolving credit facility provides for maximum borrowings of $80.0 million through a combination of cash advances (which may not exceed $50 million) and letters of credit (which may not exceed $55 million) to support the Company's gold consignment financing program. At June 30, 1998, the Company had $25.4 million available to be borrowed under its revolving credit facility and was in compliance with covenants contained in the agreement. In May of 1998, the Company amended its existing gold consignment agreements to increase the maximum amount of gold available to be consigned under these agreements to a total of $58.0 million or the maximum amount permitted under the Company's existing line of credit agreement, whichever is lower. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

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

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for
     Derivative   Instruments   and  Hedging   Activities.   This  statement
     establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the effect on the Company of the adoption of this standard will be limited to changes in financial statement disclosure and will not have a material impact on financial condition or results of operations.

     In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard effective

     April 1, 1998. Adoption of this standard did not have a material impact on the Company's financial condition or results of operation for the first quarter of fiscal 1999.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There are no material legal proceedings against the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            10.50 Eighth  Amendment  and  Agreement to  Consignment  Agreement
                  Dated  May  5,  1998,   Between  the  Registrant  and  Fleet
                  Precious Metals Inc.

            10.51 Fourth  Amendment  To  Amended  And  Restated  Consignment
                  Agreement Dated May 15, 1998 Between The Registrant And Rhode Island Hospital Trust National Bank.

            27    Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended June 30, 1998, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  August 13, 1998               /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  August 13, 1998               /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                              INDEX TO EXHIBITS
                                                                   Sequentially
  Exhibit                                                           Numbered
   Number                                                             Page

   10.50     Eighth Amendment and Agreement to Consignment
             Agreement Dated May 5, 1998, Between the Registrant
             and Fleet Precious Metals Inc.                            17

   10.51     Fourth Amendment To Amended And Restated Consignment
             Agreement Dated May 15, 1998 Between The Registrant
             And Rhode Island Hospital Trust National Bank.            19


     27      Financial Data Schedule                                   22

    27.1     Financial Data Schedule                                   23