Form 10-Q
period 1998-09-30
PIERCING PAGODA INC
filed 1998-11-16
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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
            (State or Other Jurisdiction       (I.R.S. Employer
            of Incorporation or Organization)     Identification
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 9,113,310 (as of November 12, 1998)

                              PIERCING PAGODA, INC.


                                      INDEX
                                                                            PAGE
                         PART I - FINANCIAL INFORMATION               NUMBER

   Item 1.    Financial Statements

              Consolidated balance sheets as of
              September 30, 1998 (unaudited) and March 31, 1998          3

              Consolidated statements of operations for the three
              months ended September 30, 1998 and 1997(unaudited
              and six  months ended September 30, 1998
              and 1997(unaudited)                                        4

              Consolidated statements of cash flows for the  six
              months ended September 30, 1998 and 1997(unaudited)        5

              Notes to consolidated financial statements                 7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

                           PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                         17

   Item 2.    Changes in Securities and Use of Proceeds                 17

   Item 3.    Defaults Upon Senior Securities                           17

   Item 4.    Submission of Matters to a Vote of Security Holders       17

   Item 5.    Other Information                                         18

   Item 6.    Exhibits and Reports on Form 8-K                          18

              Signatures                                                19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                        September      March 31,
                                                           30,            1998
                                                          1998
                                                       ------------   -------------
   Assets                                              (Unaudited)

Current assets
   Cash                                                $   4,220       $ 2,699
   Accounts receivable                                       916         1,454
   Inventory                                              72,449        53,149
   Deposits for inventory purchases                          659           546
   Prepaid expenses and other current assets                 493         1,058
   Prepaid income taxes                                    1,939           215
   Deferred tax assets                                     2,074         1,972

                                                       ------------   -------------
Total current assets                                      82,750        61,093

Property, fixtures and equipment, net                     31,599        27,215
Goodwill, net                                             20,366         6,296
Other assets                                               2,111         1,495

                                                       ============   =============
                                                       $ 136,826      $ 96,099
                                                       ============   =============
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                       10,032         3,232
   Current installments of long-term debt                    384           247
   Income taxes payable                                        -           889
   Accrued expenses and other current liabilities         12,679        12,423

                                                       ------------   -------------
Total current liabilities                                 23,095        16,791

Long-term debt, less current installments                 44,861         9,742
Deferred tax liabilities                                   2,906         2,535
Other liabilities                                            964           703

                                                       ------------   -------------
Total liabilities                                         71,826        29,771

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.                -             -
   Common stock, par value $.01 per share, authorized
      15,000,000 shares. Issued 9,113,310 shares and
   9,087,616                                                  91            91
      at September 30, 1998 and March 31, 1998,
   respectively.
   Additional paid-in capital                             40,721        40,387
   Retained earnings                                      24,188        25,850

                                                       ------------   -------------
Total stockholders' equity                                65,000        66,328
                                                       ------------   -------------
                                                       $ 136,826      $ 96,099
                                                       ============   =============

See accompanying notes to consolidated financial statements.


                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Three months ended      Six months ended
                                         September 30,          September 30,
                                      ---------------------   -------------------
                                        1998        1997       1998       1997
                                      ----------  ---------   --------  ---------

Net sales                             $ 49,670    $ 42,877    $97,688  $ 85,750

Cost of goods sold and occupancy
expenses, (excluding depreciation on
kiosks)                                 27,620      24,099     54,253    48,865

                                      ----------  --------- --------   ---------
Gross profit                            22,050      18,778     43,435    36,885

Selling, general and administrative
expenses, (including depreciation on
kiosks)                                 24,172      18,445     44,927    36,299

                                      ----------  ---------  --------  ---------
Income (loss) from operations           (2,122)        333     (1,492)      586

Interest and other income                   89         105        185       208
Interest expense                           837         682      1,400     1,525
                                      ----------  ---------  --------  ---------
Loss before income taxes                (2,870)       (244)    (2,707)     (731)

Income tax benefit                      (1,106)        (91)    (1,045)     (281)
                                      ==========  =========   ========  =========
Net loss                              $ (1,764)     $ (153)   $(1,662)  $ (450)
                                      ==========  =========   ========  =========

Basic loss per share                   $ (0.19)    $ (0.02)   ] $ (0.18)  $ (0.05)

                                      ==========  =========   ========  =========

Diluted loss per share                 $ (0.19)   $ (0.02)    $ (0.18)  $ (0.05)

                                      ==========  =========   ========  =========

See accompanying notes to consolidated financial statements.


                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            Six months ended
                                                             September 30,
                                                        -------------------------
                                                           1998          1997
                                                        ------------  -----------

Cash flows from operating activities:
  Net loss                                               $ (1,662)       $ (450)
  Adjustments to reconcile net loss  to net cash
   used in operating activities:
     Depreciation and amortization                          3,205         2,512
     Gain on disposal of property, fixtures and
       equipment                                                -            (2)
     Other changes in other assets                             54           (20)
     Deferred income taxes                                    269           604
     Change in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                      70         1,422
      Inventory                                           (17,490)       (5,468)
      Deposits for inventory purchases                       (113)       (4,887)
      Prepaid expenses and other current assets               567           210
      Prepaid income taxes                                 (1,724)       (1,081)
      Accounts payable                                      6,800         1,790
      Accrued expenses and other current liabilities           56          (249)
      Income taxes payable                                   (798)            -
      Other liabilities                                      (239)          (89)

                                                        ------------  -----------
Net cash used in operating activities                     (11,005)       (5,708)

Cash flows from investing activities:
  Additions to property, fixtures and equipment            (6,606)       (4,267)
  Payments for purchase of businesses                     (14,867)       (7,948)
  Proceeds from disposal of property, fixtures and
   equipment                                                    -            38
  Noncurrent deposits, net                                   (160)          (26)

                                                        ------------  -----------
Net cash used in investing activities                     (21,633)      (12,203)

Cash flows from financing activities:
  Repayments of long-term debt                                (17)          (18)
  Revolving line of credit, net                            31,466          (900)
  Loan fees paid                                              (98)          (16)
  Proceeds from issuance of long-term debt                  2,565             -
  Net proceeds from issuance of common stock under
   employee share plans                                       243           256
  Proceeds from issuance of common stock, net                   -        17,189

                                                        ------------  -----------
Net cash provided by financing activities                  34,159        16,511

                                                        ------------  -----------
Net increase (decrease) in cash                             1,521        (1,400)

Cash at beginning of period                                 2,699         4,119

                                                        ============  ===========
Cash at end of period                                     $ 4,220       $ 2,719
                                                        ============  ===========





                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)
                                                            Six months ended
                                                             September 30,
                                                        -------------------------
                                                           1998          1997
                                                        ------------  -----------
Supplementaldisclosures of cash flow information:
Cash paid during the period
  for:
   Interest                                               $ 1,280       $ 1,401
                                                        ============  ===========
   Income taxes, net                                      $ 1,299         $ 277
                                                        ============  ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Summary of significant accounting policies

     The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 1998. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

     Operating results for the three-month and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Per Share Amounts

     The following weighted average number of shares of common stock were used in the calculations for loss per share.

                                       1998                  1997
                               --------------------  --------------------
                                Quarter      YTD      Quarter      YTD
                               ---------  ---------  ---------  ---------
      Basic                    9,100,489  9,108,007  9,000,728  8,500,273
      Dilutive effect of
        outstanding stock
        options, using the
        treasury stock
        method (1)                 -          -          -          -


                               =========  =========  =========  =========
      Diluted                  9,100,489  9,108,007  9,000,728  8,500,273
                               =========  =========  =========  =========

     (1) For the periods presented, the dilutive effect of outstanding stock options was not considered in the calculation of diluted loss per share because their effects were anti-dilutive.

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Note 3            Property, Fixtures and Equipment

      A summary of major classes of property, fixtures and equipment follows (in thousands):

                                               September 30,   March 31,
                                                   1998           1998
                                              --------------  -----------
      Land                                        $ 688         $ 688
      Furniture and fixtures                      4,394         3,881
      Kiosks                                     27,595        24,043
      Buildings and improvements                  7,090         5,413
      Computer equipment, software and other
       equipment                                 10,677         9,326
                                              --------------  -----------
                                                 50,444        43,351
      Less accumulated depreciation and
       amortization                              18,845        16,136
                                              ==============  ===========
                                               $ 31,599       $ 27,215
                                              ==============  ===========

Note 4            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                               September 30,   March 31,
                                                   1998           1998
                                              --------------  -----------
      Accrued  payroll, vacation and related
      taxes                                     $ 5,674       $ 5,230
      Sales tax payable                             784           794
      Accrued rents payable                         637           938
      Liability under jewelry club program        1,133         1,109
      Liability under lifetime guarantee
       program                                    1,471         1,411
      Other accrued expenses                      2,980         2,941
                                              ==============  ===========
                                               $ 12,679       $ 12,423
                                              ==============  ===========


Note 5            Purchase of businesses

     In July 1998, the Company purchased approximately 104 of the retail outlets of Sedgwick Sales, Inc., an independent kiosk retailer operating primarily under the name Golden Chain Gang ("GCG"). The purchase agreement provides for the payment of $3.0 million for these kiosk locations, leases and store fixtures. No inventory was acquired. The cost in excess of the fair value of the net assets acquired over their fair value of approximately $2.7 million has been recorded as goodwill and is being amortized over 15 years. After a review of the initial sales results and future sales potential of the 104 locations acquired from GCG, management announced on September 28, 1998 that it would close between 20 and 30 of these locations by March 31, 1998. The Company does not anticipate that the cost to close these locations will be material.


     On August 31, 1998, the Company purchased all of the outstanding common stock of Piercing Pagoda of Florida, Inc. ("PPF"), the Company's sole licensee and operator of 22 locations under the Company's Piercing Pagoda and Plumb Gold trade names. The purchase agreement provides for the payment of approximately $11.5 million, subject to certain post closing adjustments, for all of the outstanding common stock of PPF and the payment of $100,000 per year for five years under the terms of a non-competition agreement with the former shareholder of PPF. Additionally, the former shareholder of PPF entered into an employment agreement with the Company as a corporate vice president at an annual salary of $125,000. The cost in excess of the fair value of the net assets acquired over their fair value of approximately $11.4 million has been recorded as goodwill and is being amortized over 15 years. The acquisition was accounted for as a purchase and the net assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the Florida Licensee as if the acquisition had occurred as of the beginning of fiscal 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the Florida Licensee constituted a single entity during such periods.


                                                     Six months ended
                                                      September 30,
                                                ---------------------------
                                                   1998           1997
                                                ------------  -------------
                                                (In thousands, except per
                                                       share data)

    Net sales                                     $ 99,695      $ 87,256
                                                ============  =============

    Net loss                                      $(2,311)       $ (981)
                                                ============  =============

    Basic and Diluted loss per                    $ (0.26)      $(0.13)
    share
                                                ============  =============


Note 6            Litigation

     On October 19, 1998, a lawsuit was filed, purportedly as a class action, against the Company and certain of its executive officers in the U.S. District Court of the Eastern District of Pennsylvania. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements and/or failed to disclose material information regarding the Company's business performance and prospects. The Company believes that the lawsuit has no merit, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be determined, management does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

     The Company's consolidated net sales are comprised primarily of sales generated by the Company's stores and, to a much lesser extent, wholesale sales primarily to an independent store operator in Florida to which the Company licensed the use of its store name and concept (the "Florida Licensee"). On August 31, 1998, the Company acquired all of the outstanding common stock of the Florida Licensee and now operates all the stores previously owned by the Florida Licensee. Beginning on September 1, 1998 net sales consist entirely of sales generated by the Company's retail stores. Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy, and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses including depreciation of kiosks.

Results of operations

Three months ended September 30, 1998 and 1997

     Consolidated net sales increased $6.8 million, or 16% from $42.9 million for the three months ended September 30, 1997 to $49.7 million for the three months ended September 30, 1998. This increase was due primarily to net sales generated by new stores opened or acquired by the Company. Comparable store sales increased $195,000, or 0.5% in the quarter. There were a total of 956 stores open at September 30, 1998 compared to 769 at September 30, 1997, an increase of 24%. A significant portion of the increase in the total number of stores was due to the acquisition on July 1, 1998 of approximately 104 stores from Sedgwick Sales, Inc., an independent kiosk retailer, previously operated under the name Golden Chain Gang ("GCG") and the acquisition of 22 stores previously operated by the Florida Licensee. On August 31, 1998, the Company acquired all of the outstanding common stock of the Florida Licensee. Accordingly, wholesale sales to the Florida Licensee decreased to $412,000 for the three months ended September 30, 1998 from $707,000 in the three months ended September 30, 1997.

     The average jewelry units sold per store were unchanged at approximately 2,400 for the three months ended September 30, 1998 and the three months ended September 30, 1997. The average price per jewelry unit sold was relatively unchanged at $23.29 for the three months ended September 30, 1998 compared to $22.96 for the three months ended September 30, 1997.

     Gross profit increased $3.3 million, or 18%, from $18.8 million for the three months ended September 30, 1997 to $22.1 million for the three months ended September 30, 1998. The Company's gross profit margin improved from 43.8% for the three months September 30, 1997 to 44.4% for the three months ended

     September 30, 1998. This improvement is primarily due to lower merchandise costs as a percentage of net sales as well as lower wholesale sales to the Florida Licensee. Wholesale sales to the Florida Licensee produce a lower gross margin than the Company's own retail net sales. These improvements were partially offset by an increase in rent and occupancy costs as a percentage of sales due to the large number of newer stores operated by the Company.

     Selling, general and administrative expenses increased $5.8 million, or 32%, from $18.4 million for the three months ended September 30, 1997 to $24.2 million for the three months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 43.0% for the three months ended September 30, 1997 to 48.7% for the three months ended September 30, 1998. The increase in selling, general and administrative expenses as well as the increase in these expenses as a percentage of net sales reflect the increased costs associated with the significant number of new and acquired stores opened by the Company during the period. During the three months ended September 30, 1998, the Company opened 150 new and acquired stores, the largest number of new stores it has ever opened in a single three month period. The combined effect of non-recurring pre-opening costs and lower than expected sales results at many of the acquired locations resulted in the significant increase in both selling, general and administrative expenses and their relationship to net sales. After a review of the initial sales results and future sales potential of the approximately 104 locations acquired from GCG, management announced on September 28, 1998 that it would close between 20 and 30 of these locations by March 31, 1999 and work to improve operations at the remaining stores. The Company does not anticipate that the cost to close these locations will be material, however, these factors may negatively impact results in future quarters. Also, the Company typically reviews the results of operations of all its locations after the completion of the year-end holiday shopping season and makes decisions regarding the closure of stores it believes are under performing. In addition to the closure of 20 to 30 GCG locations previously announced, the Company anticipates closing 20 to 30 additional locations upon completion of this period end review.

     Depreciation and amortization expense increased 31% to $1.7 million in the three months ended September 30, 1998 from $1.3 million in the three months ended September 30, 1997 due primarily to capital expenditures for new and acquired stores, increased amortization of goodwill from acquisitions, the upgrading of kiosks in existing locations and the completion of a new warehouse and distribution facility adjacent to the Company's corporate headquarters.

     Interest expense increased $155,000, or 23%, from $682,000 for the three months ended September 30, 1997 to $837,000 for the three months ended September 30, 1998, and as a percentage of net sales increased from 1.6% for the three months ended September 30, 1997 to 1.7% for the three months ended September 30, 1998. The increase in interest expense reflects higher average balances on the Company's revolving line of credit agreement and an increase in the number of ounces consigned under the Company's gold consignment arrangements. Additionally, the Company completed a secondary offering of its common stock in June of 1997, the proceeds of which were used to reduce indebtedness.

     As a result of the foregoing, the Company's net loss increased from a loss of $153,000 for the three months ended September 30, 1997 to a net loss of $1.8 million for the three months ended September 30, 1998.

Six months ended September 30, 1998 and 1997

     Consolidated net sales increased $11.9 million, or 14%, from $85.8 million for the six months ended September 30, 1997 to $97.7 million for the six months ended September 30, 1998. This increase was primarily due to an increase in the average number of stores open for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997 and a $1.4 million, or 2%, increase in comparable store net sales. There were a total of 956 stores open at September 30, 1998 compared to 769 at September 30, 1997, an increase of 24%. The average jewelry units sold per store decreased 6% to 4,700 for the six months ended September 30, 1998 compared to 5,000 for the six months ended September 30, 1997. The average price per jewelry unit sold increased 2% to $23.98 for the six months ended September 30, 1998 compared to $23.46 for the six months ended September 30, 1997. The decrease in average jewelry units sold primarily reflects the impact of lower unit sales at newly opened and acquired stores. These stores generally have lower unit and dollar sales volume than the Company's more mature stores.

     Gross profit increased $6.5 million, or 18%, from $36.9 million for the six months ended September 30, 1997 to $43.4 million for the six months ended September 30, 1998. The Company's gross profit margin improved from 43.0% for the six months ended September 30, 1997 to 44.5% for the six months ended September 30, 1998. The increase in gross profit dollars was attributable to the Company's increase in net sales. Gross profit margin improved primarily due to improved merchandise margins caused by lower merchandise costs partially offset by increases in rent and occupancy as a percentage of net sales due to the large number of new and acquired stores opened by the Company during the period.

     Selling, general and administrative expenses increased $8.6 million, or 24%, from $36.3 million for the six months ended September 30, 1997 to $44.9 million for the six months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 42.3% for the six months ended September 30, 1997 to 46.0% for the six months ended September 30, 1998. The increase in selling, general and administrative expenses as well as the increase in these expenses as a percentage of net sales reflect the negative impact of the significant number of new and acquired stores opened by the Company during the period, primarily stores added during the second half of the period. See the discussion of selling, general and administrative for the three months ended September 30, 1998 for a description of the impact of these store openings.

     Depreciation and amortization expense increased 28% to $3.2 million in the six months ended September 30, 1998 from $2.5 million in the six months ended September 30, 1997 due primarily to capital expenditures for new and acquired stores, increased amortization of goodwill from acquisitions, the upgrading of kiosks in existing locations and the completion of a new warehouse and distribution facility adjacent to the Company's corporate headquarters.

     Interest expense decreased $100,000, or 7%, from $1.5 million for the six months ended September 30, 1997 to $1.4 million for the six months ended September 30, 1998, and as a percentage of net sales decreased from 1.8% for the six months ended September 30, 1997 to 1.4% for the six months ended September 30, 1998. The decrease in interest expense was due primarily to lower average balances on the Company's revolving line of credit agreement partially offset by an increase in fees paid under the Company's gold consignment arrangements.

     As a result of the foregoing, the Company's net loss increased from $450,000 for the six months ended September 30, 1997 to a net loss of $1.7 million for the six months ended September 30, 1998.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and, in June 1997, an offering of the Company's common stock. The Company's working capital increased to $59.6 million at September 30, 1998 from $44.3 million at September 30, 1997. At September 30, 1998, the Company had outstanding borrowings of $40.2 million under its revolving line of credit and $5.0 million of long-term debt outstanding, including $384,000 classified as a current liability. In addition, the Company had consigned 140,322 ounces of gold under its gold consignment program valued at approximately $41.2 million.

     Net cash used in operating activities was $11.0 million for the six months ended September 30, 1998 compared to $5.7 million for the same period in the prior year. Net cash used in operating activities primarily reflects increases in inventory to stock newly acquired and opened stores as well as a seasonal increase in inventory in anticipation for the year-end holiday selling season. This was partially offset by depreciation and amortization and an increase in accounts payable.

     Net cash used in investing activities was $21.6 million during the six months ended September 30, 1998 compared to $12.2 million during the six months ended September 30, 1997. Net cash used in investing activities primarily reflects the purchase of approximately 104 GCG locations in July of 1998, the acquisition of the Company's Florida Licensee in August of 1998 and the addition of property, fixtures and equipment in connection with the opening of new stores, the renovation of existing stores and the construction of an additional warehouse and distribution center on land adjacent to the Company's current facility.

     Net cash provided by financing activities was $34.2 million for the six months ended September 30, 1998 versus $16.5 million during the six months ended September 30,

     1997. Net cash provided by financing activities during the six months ended September 30, 1998 primarily reflects increased borrowings under the Company's existing line of credit and the proceeds of $2.6 million in Industrial Development Authority financing. During the six months ended September 30, 1997, the Company completed a secondary offering of its common stock, raising net proceeds of approximately $17.2 million which was used to repay a portion of existing indebtedness.

     At September 30, 1998, the Company had $5.4 million available to be borrowed under its then existing revolving credit facility and was in compliance with covenants contained in that agreement. During September 1998 and again in October 1998, the Company's revolving credit facility was amended to provide additional funds for the operation and expansion of its business. On September 2, 1998, the Company's lenders granted a temporary $10.0 million dollar increase in the revolving credit facility to a maximum of $90.0 million. The entire $10.0 million increase was added to the sublimit for cash advances ($60.0 million maximum). On October 16, 1998 an additional lender was added to the financing syndicate and the revolving credit facility was increased further to provide for maximum borrowings of $108.0 million through a combination of cash advances (which may not exceed $68.0 million) and letters of credit (which may not exceed $70.0 million) to support the Company's gold consignment programs. On December 15, 1998, under the terms of this amended facility, the maximum borrowings will be reduced to $105.0 million with a corresponding decrease in the amount available for cash advances to $65.0 million. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

Year 2000 Compliance & Year 2000 Readiness Disclosures

     The Company is aware of "Year 2000" issues existing in the programming code of some information technology ("IT") and non-IT systems. The Year 2000 issue may arise because many computer hardware and software systems only use two digits to represent the year. As a result, these systems may not be able to process dates beyond 1999, which may cause errors in information systems or systems failures.

     The Company relies significantly on both IT and non-IT systems in its retail outlets as well as at its corporate headquarters and distribution center. These systems include hardware and software that the Company uses to conduct its operations, analyze business performance and safeguard assets. The Company is in the midst of a comprehensive review of these systems in preparation for the Year 2000. The Company's strategy for addressing Year 2000 compliance is to replace or renovate all critical systems identified as non-compliant by a target date of June 30, 1999 followed by final testing and remediation by September 30, 1999. The first phase of this approach involves identifying all critical IT and non-IT systems and making an initial assessment of each as either Year 2000 compliant or non-compliant. The Company is substantially complete with this phase of its Year 2000 review and has begun the process of replacing or renovating systems which were found to be non-compliant and verifying the compliance of systems initially assessed as compliant. To date, the Company has not incurred any material costs related to its Year 2000 project and does not anticipate incurring material costs in the completion of its remediation efforts.

     The Company expects its own Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be compliant. The Company is seeking confirmation from its primary vendors that they are developing and implementing plans to become Year 2000 compliant. However, there can be no assurance that the systems of third parties, which are not within the control of the Company, will function properly. As a result the failure of certain primary vendors to be Year 2000 compliant may have an adverse impact on the Company's performance. The Company is developing contingency plans as part of its remediation efforts and the Company expects such plans to be completed by September 30, 1999.

     While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company may be affected.

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

Recent accounting pronouncement

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

Forward-looking statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms; the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into the Company's existing operations; the Company's ability to successfully implement and improve management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; the Company's ability to successfully complete its Year 2000 project on a timely basis; the Company's ability to improve the operations of its newly opened and acquired stores; fluctuations in quarterly net sales, and, in particular, third quarter net sales; fluctuations in gold prices; competitive conditions; economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; and the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      On October 19, 1998, a lawsuit was filed, purportedly as a class action, against the Company and certain of its executive officers in the U.S. District Court of the Eastern District of Pennsylvania. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements and/or failed to disclose material information regarding the Company's business performance and prospects. The Company believes that the lawsuit has no merit, and intends to vigorously defend the action. Although the ultimate outcome of the lawsuit cannot be determined, management does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 16, 1998, the Registrant held its Annual Meeting of Stockholders. The stockholders approved the following proposals:

     1. To elect one  director to hold office  until the 2001 Annual  Meeting of
        Stockholders   and  until  his  successor  has  been  duly  elected  and
        qualified.


     2. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the 1999 fiscal year.

     By a margin in excess of 95% of the votes cast, Mark A. Randol was elected to serve as a director until the 2001 Annual Meeting and until his successor has been duly elected and qualified and the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the 1999 fiscal year was ratified.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            Financial Data Schedule.

            27.1  Financial Data Schedule.

      b)    Reports on Form 8-K

            On September 11, 1998, one report on Form 8-K was filed by the Company reporting the acquisition of the Company's sole licensee, Piercing Pagoda of Florida, Inc.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  November 12, 1998             /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  November 12, 1998             /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                                                    Sequentially
   Exhibit                                                           Numbered
   Number                                                              Page

     27       Financial Data Schedule - September 30, 1998              21

    27.1      Financial Data Schedule - September 30, 1997              22