Form 10-Q
period 1998-12-31
PIERCING PAGODA INC
filed 1999-02-16
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 9,133,901 (as of February 12, 1999)

                                   PIERCING PAGODA, INC.


                                           INDEX
                                                                            PAGE
                         PART I - FINANCIAL INFORMATION               NUMBER

   Item 1.    Financial Statements

              Consolidated balance sheets as of
              December 31, 1998 (unaudited) and March 31, 1998           3

              Consolidated statements of operations for
              the three months ended December 31, 1998
              and 1997 (unaudited) and nine months  ended
              December 31, 1998 and 1997 (unaudited)                     4

              Consolidated statements of cash flows for the  nine
              months ended December 31, 1998 and 1997(unaudited)         5

              Notes to consolidated financial statements                 7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         18

     Item 2.  Changes in Securities and Use of Proceeds                 18

     Item 3.  Defaults Upon Senior Securities                           18

     Item 4.  Submission of Matters to a Vote of Security Holders       18

     Item 5.  Other Information                                         19

     Item 6.  Exhibits and Reports on Form 8-K                          19

              Signatures                                                20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                        December 31,   March 31,
                                                           1998          1998
                                                       ------------   ----------
   Assets                                              (Unaudited)

Current assets
   Cash                                                  $ 2,733       $ 2,699
   Accounts receivable                                       412         1,454
   Inventory                                              56,657        53,149
   Deposits for inventory purchases                          531           546
   Prepaid expenses and other current assets                 336         1,058
   Prepaid income taxes                                        -           215
   Deferred tax assets                                     2,262         1,972

                                                       ------------   ----------
Total current assets                                      62,931        61,093

Property, fixtures and equipment, net                     33,439        27,215
Goodwill, net                                             19,993         6,296
Other assets                                               2,280         1,495

                                                       ============   ==========
                                                       $ 118,643      $ 96,099
                                                       ============   ==========
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                       10,127         3,232
   Current installments of long-term debt                    373           247
   Income taxes payable                                    4,347           889
   Accrued expenses and other current liabilities         19,670        12,423

                                                       ------------   ----------
Total current liabilities                                 34,517        16,791

Long-term debt, less current installments                  4,655         9,742
Deferred tax liabilities                                   3,209         2,535
Other liabilities                                            993           703

                                                       ------------   ----------
Total liabilities                                         43,374        29,771

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.                -             -
   Common stock, par value $.01 per share, authorized
      15,000,000 shares. Issued 9,123,533 shares and
      9,087,616 at December 31, 1998 and
      March 31, 1998, respectively.                           91            91
   Additional paid-in capital                             40,821        40,387
   Retained earnings                                      34,357        25,850

                                                       ------------   ----------
Total stockholders' equity                                75,269        66,328
                                                       ------------   ----------
                                                       $ 118,643      $ 96,099
                                                       ============   ==========

See accompanying notes to consolidated financial statements.

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Three months ended     Nine months ended
                                          December 31,           December 31,
                                      ---------------------   ------------------
                                        1998        1997       1998       1997
                                      ----------  ---------   --------  --------

Net sales                             $ 101,985    $89,915    $199,673  $175,665

Cost of goods sold and occupancy
expenses, (excluding depreciation on
kiosks)                                  51,919      44,684    106,172    93,549
                                      ----------  ---------  ---------  --------
Gross profit                             50,066      45,231     93,501    82,116

Selling, general and administrative
expenses, (including depreciation on
kiosks)                                  32,356      26,672     77,283    62,971
                                      ----------  ---------  --------  ---------
Income from operations                   17,710      18,559     16,218    19,145

Interest and other income                    47         165        232       373
Interest expense                          1,130         897      2,530     2,422
                                      ----------  --------- --------  ---------
Income before income taxes               16,627      17,827     13,920    17,096

Income tax expense                        6,458       6,651      5,413     6,370
                                      ==========  =========   ========  ========
Net Income                              $10,169     $11,176     $8,507   $10,726
                                      ==========  =========   ========  ========

Basic earnings per share                $ 1.12     $ 1.23      $ 0.93    $ 1.23
                                      ==========  =========   ========  ========

Diluted earnings per share              $ 1.10     $ 1.20      $ 0.91    $ 1.20
                                      ==========  =========   ========  ========

See accompanying notes to consolidated financial statements.

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                              December 31,
                                                        -------------------------
                                                           1998          1997
                                                        ------------  -----------

Cash flows from operating activities:
  Net income                                              $ 8,507      $ 10,726
  Adjustments to reconcile net income  to net cash
   provided by operating activities:
     Depreciation and amortization                          5,101         3,927
     Loss on disposal of property, fixtures and
      equipment                                               242            48
     Other changes in other assets                            107           (21)
     Deferred income taxes                                    384           809
     Changes in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                     574           556
      Inventory                                            (1,698)      (17,656)
      Deposits for inventory purchases                         15           199
      Prepaid expenses and other current assets               724           366
      Prepaid income taxes                                    215         1,494
      Accounts payable                                      6,895         8,814
      Accrued expenses and other current liabilities        7,047         7,551
      Income taxes payable                                  3,551         5,048
      Other liabilities                                      (210)         (129)

                                                        ------------  -----------
Net cash provided by operating activities                  31,454        21,732

Cash flows from investing activities:
  Additions to property, fixtures and equipment           (10,141)       (6,070)
  Payments for purchase of businesses                     (14,867)       (7,950)
  Proceeds from disposal of property, fixtures and
   equipment                                                    -            68
  Noncurrent deposits, net                                   (400)          (44)

                                                        ------------  -----------
Net cash used in investing activities                     (25,408)      (13,996)

Cash flows from financing activities:
  Repayments of long-term debt                                (26)          (26)
  Revolving line of credit, net                            (8,742)      (24,200)
  Loan fees paid                                             (150)          (19)
  Proceeds from issuance of long-term debt                  2,565             -
  Net proceeds from issuance of common stock under
   employee share plans                                       341           336
  Proceeds from issuance of common stock, net                   -        17,189

                                                        ------------  -----------
Net cash used in financing activities                      (6,012)       (6,720)

                                                        ------------  -----------
Net increase in cash                                           34         1,016

Cash at beginning of period                                 2,699         4,119

                                                        ============  ===========
Cash at end of period                                     $ 2,733       $ 5,135
                                                        ============  ===========

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                              December 31,
                                                        -------------------------
                                                           1998          1997
                                                        ------------  -----------
Supplemental  disclosures of cash flow information:

Cash paid (received) during
  the period for:
   Interest                                               $ 2,448       $ 2,147
                                                        ============  ===========
   Income taxes, net                                      $ 1,356        $ (981)
                                                        ============  ===========

Supplemental disclosure of non-cash operating and investing activities:

During the periods ended December 31, 1998 and 1997, the Company entered into non-competition agreements for $500,000 and $300,000, respectively.

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

     Operating results for the three-month and nine-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Per Share Amounts

     The following weighted average number of shares of common stock were used in the calculations for earnings per share.

                                       1999                  1998
                               --------------------  --------------------
                                Quarter      YTD      Quarter      YTD
                               ---------  ---------  ---------  ---------
      Basic                    9,103,868  9,099,043  9,066,751  8,689,783
      Dilutive effect of
        outstanding stock
        options, using the
        treasury stock
        method                   138,280    277,388    270,516    271,673
                               =========  =========  =========  =========
      Diluted                  9,242,148  9,376,431  9,337,267  8,961,456
                               =========  =========  =========  =========

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

Note 3            Property, Fixtures and Equipment

     A summary of major classes of property, fixtures and equipment follows (in thousands):

                                               December 31,    March 31,
                                                   1998           1998
                                              --------------  -----------
      Land                                        $ 688          $ 688
      Furniture and fixtures                      4,809          3,881
      Kiosks                                     29,643         24,043
      Buildings and improvements                  7,281          5,413
      Computer equipment, software and other
      equipment                                  10,828          9,326
                                              --------------  -----------
                                                 53,249         43,351
      Less accumulated depreciation and
      amortization                               19,810         16,136
                                              ==============  ===========
                                               $ 33,439       $ 27,215
                                              ==============  ===========

Note 4            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                               December 31,    March 31,
                                                   1998           1998
                                              --------------  -----------
      Accrued payroll, vacation and related
      taxes                                     $ 7,521       $ 5,230
      Sales tax payable                           3,593           794
      Accrued rents payable                       2,062           938
      Liability under jewelry club program        1,133         1,109
      Liability under lifetime guarantee
      program                                     1,571         1,411
      Other accrued expenses                      3,790         2,941
                                              ==============  ===========
                                               $ 19,670       $ 12,423
                                              ==============  ===========


Note 5            Purchase of Businesses

     In July 1998, the Company purchased approximately 104 of the retail outlets of Sedgwick Sales, Inc., an independent kiosk retailer operating primarily under the name Golden Chain Gang ("GCG"). The Company paid $3.0 million for these kiosk locations, leases and store fixtures. No inventory was acquired. The cost in excess of the fair value of the net assets acquired over their fair value of approximately $2.7 million has been recorded as goodwill and is being amortized over 15 years. After a review of the initial sales results and future sales potential of the 104 locations acquired from GCG, management announced on September 28, 1998 that it would close between 20 and 30 of these locations by March 31, 1999. At December 31, 1998, the Company had closed 18 of these locations.

     On August 31, 1998, the Company purchased all of the outstanding common stock of Piercing Pagoda of Florida, Inc. ("PPF"), the Company's sole licensee and operator of 22 locations under the Company's Piercing Pagoda and Plumb Gold trade names. The Company paid approximately $11.5 million, subject to certain post closing adjustments, for all of the outstanding common stock of PPF. The Company is obligated to pay $100,000 per year for five years under the terms of a non-competition agreement with the former shareholder of PPF. Additionally, the former shareholder of PPF entered into an employment agreement with the Company as a corporate vice president at an annual salary of $125,000. The cost in excess of the fair value of the net assets acquired over their fair value of approximately $11.4 million has been recorded as goodwill and is being amortized over 15 years. The acquisition was accounted for as a purchase and the net assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and PPF as if the acquisition had occurred as of the beginning of fiscal 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the PPF constituted a single entity during such periods.


                                                    Nine months ended
                                                       December 31,
                                                ---------------------------
                                                   1998           1997
                                                ------------  -------------
                                                (In thousands, except per
                                                        share data)

    Net sales                                   $ 201,680     $ 178,691
                                                ============  =============

    Net income                                    $ 7,829      $ 10,318
                                                ============  =============

    Basic and Diluted earnings
    per share                                        $ 0.85       $ 1.15
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

Results of Operations

Three Months Ended December 31, 1998 and 1997

     Consolidated net sales increased $12.1 million, or 13% from $89.9 million for the three months ended December 31, 1997 to $102.0 million for the three months ended December 31, 1998. This increase was due primarily to net sales generated by new stores opened or acquired by the Company. Comparable store sales decreased $2.6 million, or 3.1% in the quarter. The Company cannot determine if the decline in comparable store sales will continue. However, the Company is taking steps to address this issue through a combination of store closures, changes in merchandise selection and improved staff training. There can be no assurance that the Company will be successful in reversing this trend.

     There were a total of 957 stores open at December 31, 1998 compared to 783 at December 31, 1997, an increase of 22%. A significant portion of the increase in the total number of stores was due to the acquisition on July 1, 1998 of approximately 104 stores from Sedgwick Sales, Inc., an independent kiosk retailer, previously operated under the name Golden Chain Gang ("GCG") and the acquisition of 22 stores previously operated by the Florida Licensee. On August 31, 1998, the Company acquired all of the outstanding common stock of the Florida Licensee. Accordingly, there were no wholesale sales to the Florida Licensee for the three months ended December 31, 1998 compared to sales of $1.9 million in the three months ended December 31, 1997.

     The average jewelry units sold per comparable store decreased to approximately 4,300 for the three months ended December 31, 1998 from 4,400 for the three months ended December 31, 1997. The average price per jewelry unit sold was relatively unchanged at $25.54 for the three months ended December 31, 1998 compared to $25.59 for the three months ended December 31, 1997.ecember 31, 1998 compared to $25.59 for the three months ended December 31, 1997.

     Gross profit increased $4.9 million, or 11%, from $45.2 million for the three months ended December 31, 1997 to $50.1 million for the three months ended December 31, 1998. The Company's gross profit margin decreased from 50.3% for the three months December 31, 1997 to 49.1% for the three months ended December 31, 1998. This decrease primarily reflects the combination of lower gross margin on merchandise sold, higher rent and occupancy costs as a percentage of sales due to lower comparable stores sales and the lower sales volumes exhibited by locations acquired in the Golden Chain Gang acquisition as well as new locations opened by the Company. These decreases were partially offset by increased margin on merchandise sold through the 22 locations acquired from the Florida Licensee. The conversion of these sales from wholesale sales to retail sales resulted in increased gross profit dollars and margin to the Company. Previously, wholesale sales to the Florida Licensee produced a significantly lower gross margin than the Company's own retail net sales

     Selling, general and administrative expenses increased $5.7 million, or 21%, from $26.7 million for the three months ended December 31, 1997 to $32.4 million for the three months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 29.7% for the three months ended December 31, 1997 to 31.7% for the three months ended December 31, 1998. The increase in selling, general and administrative expenses and their increase as a percentage of sales is attributable to the increase in the number of stores operated by the Company in the period and the additional costs incurred to support the greater number of stores, compounded by the lower level of comparable store sales and the lower sales volumes generated by many of the new and acquired stores operated by the Company during the period. Also contributing to the increase in selling, general and administrative costs for the quarter are amounts recorded for the Company's estimated lease obligations on closed stores and a full quarter of amortization of goodwill recognized on the Company's acquisitions of the Florida Licensee and GCG.

     Many of the stores which experienced lower sales volumes were locations acquired in the GCG acquisition. Management previously announced that it would close between 20 and 30 of these locations by March 31, 1999 and work to improve operations at the remaining stores. At December 31, 1998, the Company had closed 18 of these acquired locations with another 10 locations scheduled to be closed during the fourth quarter. In addition to the closure of the 28 GCG locations, the Company closed 22 non-GCG locations between April 1, 1998 and December 31, 1998 and anticipates closing 20 to 30 additional non-GCG locations by March 31, 1999. The accounting for any related charges will be included in fourth quarter results. For the upcoming fiscal year, the Company anticipates opening 40 to 60 new locations, but may close 40 to 60 other locations. There can be no assurance as to the exact number of stores the Company will open or close in a particular period.

     Depreciation and amortization expense increased 36% to $1.9 million in the three months ended December 31, 1998 from $1.4 million in the three months ended December 31, 1997 due primarily to capital expenditures for new and acquired stores, increased amortization of goodwill from acquisitions, the upgrading of kiosks in existing locations and the completion of a new warehouse and distribution facility adjacent to the Company's corporate headquarters.

     Interest expense increased $233,000, or 26%, from $897,000 for the three months ended December 31, 1997 to $1.1 million for the three months ended December 31, 1998, and as a percentage of net sales increased from 1.0% for the three months ended December 31, 1997 to 1.1% for the three months ended December 31, 1998. The increase in interest expense reflects higher average balances on the Company's revolving line of credit agreement and an increase in the number of ounces consigned under the Company's gold consignment arrangements. Additionally, the Company completed a secondary offering of its common stock in June of 1997, the proceeds of which were used primarily to reduce indebtedness incurred in the prior fiscal year.

     As a result of the foregoing, the Company's net income decreased from $11.2 million for the three months ended December 31, 1997 to $10.2 million for the three months ended December 31, 1998.

Nine Months Ended December 31, 1998 and 1997

     Consolidated net sales increased $24.0 million, or 14%, from $175.7 million for the nine months ended December 31, 1997 to $199.7 million for the nine months ended December 31, 1998. This increase was primarily due to an increase in the average number of stores open for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. Comparable store sales were approximately flat with the previous year. There were a total of 957 stores open at December 31, 1998 compared to 783 at December 31, 1997, an increase of 22%. The average jewelry units sold per comparable store decreased 2% to 6,100 for the nine months ended December 31, 1998 compared to 6,200 for the nine months ended December 31, 1997. The average price per jewelry unit sold increased 1% to $24.69 for the nine months ended December 31, 1998 compared to $24.50 for the nine months ended December 31, 1997.

     Gross profit increased $11.4 million, or 14%, from $82.1 million for the nine months ended December 31, 1997 to $93.5 million for the nine months ended December 31, 1998. The Company's gross profit margin was relatively unchanged at 46.8% for the nine months ended December 31, 1998 versus 46.7% for the nine months ended December 31, 1997. The increase in gross profit dollars was attributable to the

     Company's increase in net sales. The change in gross profit margin reflects lower gross profit margin on merchandise sold offset by increased gross profit margin on sales through the 22 locations acquired from the Florida Licensee. The conversion of these sales after August 31, 1998 from wholesale sales in the previous year to retail sales resulted in increased gross profit dollars and margin to the Company. Previously, wholesale sales to the Florida Licensee produced a significantly lower gross margin than the Company's own retail net sales

     Selling, general and administrative expenses increased $14.3 million, or 23%, from $63.0 million for the nine months ended December 31, 1997 to $77.3 million for the nine months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased from 35.8% for the nine months ended December 31, 1997 to 38.7% for the nine months ended December 31, 1998. The increase in selling, general and administrative expenses as well as the increase in these expenses as a percentage of net sales reflect the negative impact of the significant number of new and acquired stores opened by the Company during the period, primarily stores added during the quarter ended September 30, 1998. During the three months ended September 30, 1998, the Company opened 150 new and acquired stores, the largest number of new stores it has ever opened in a single three month period. The combined effect of non-recurring pre-opening costs and lower than expected sales results at many of the acquired locations resulted in a significant increase in both selling, general and administrative expenses and their relationship to net sales during that period. The generally lower sales volume of these locations continued to affect the relationship of selling, general and administrative expenses into the third quarter ended December 31, 1998.

     Depreciation and amortization expense increased 31% to $5.1 million in the nine months ended December 31, 1998 from $3.9 million in the nine months ended December 31, 1997 due primarily to capital expenditures for new and acquired stores, increased amortization of goodwill from acquisitions, the upgrading of kiosks in existing locations and the completion of a new warehouse and distribution facility adjacent to the Company's corporate headquarters.

     Interest expense increased $100,000, or 4%, from $2.4 million for the nine months ended December 31, 1997 to $2.5 million for the nine months ended December 31, 1998, and as a percentage of net sales decreased from 1.4% for the nine months ended December 31, 1997 to 1.3% for the nine months ended December 31, 1998. The increase in interest expense was due primarily to higher average balances on the Company's revolving line of credit and an increase in ounces consigned under the Company's gold consignment arrangements.

     As a result of the foregoing, the Company's net income decreased from $10.7 million for the nine months ended December 31, 1997 to net income of $8.5 million for the nine months ended December 31, 1998.

Liquidity and Capital Resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and, in June 1997, an offering of the Company's common stock. The Company's working capital decreased to $28.4 million at December 31, 1998 from $44.3 million at December 31, 1997. At December 31, 1998, the Company had no outstanding balance under its revolving line of credit and $5.0 million of long-term debt outstanding, including $373,000 classified as a current liability. In addition, the Company had consigned 150,289 ounces of gold under its gold consignment program valued at approximately $43.3 million.

     Net cash provided by operating activities was $31.5 million for the nine months ended December 31, 1998 compared to $21.7 million for the same period in the prior year. Net cash provided by operating activities primarily reflects the results of the year-end holiday shopping season, non-cash charges for depreciation and amortization as well as increases in current liabilities. These were partially offset by increases in inventory to support newly opened stores.

     Net cash used in investing activities was $25.4 million during the nine months ended December 31, 1998 compared to $14.0 million during the nine months ended December 31, 1997. Net cash used in investing activities primarily reflects the acquisition of 104 former GCG locations in July of 1998, the acquisition of the Florida Licensee in August of 1998 and the addition of property, fixtures and equipment in connection with the opening of new stores and the renovation of existing stores.

     Net cash used in financing activities was $6.0 million for the nine months ended December 31, 1998 versus $6.7 million during the nine months ended December 31, 1997. Net cash used in financing activities during the nine months ended December 31, 1998 primarily reflects a reduction in borrowings under the Company's revolving line of credit partially offset by the proceeds of $2.6 million in long term financing.

     During September 1998 and again in October 1998, the Company's revolving credit facility was amended to provide additional funds for the operation and expansion of its business. The Company's current, amended credit facility provides for maximum borrowings of $105.0 million through a combination of cash advances (which may not exceed $65.0 million) and letters of credit (which may not exceed $70.0 million) to support the Company's gold consignment program. At December 31, 1998, the Company had $58.4 million available to be borrowed under its then existing revolving credit facility and was in compliance with covenants contained in that agreement. The

     Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

Year 2000 Compliance & Year 2000 Readiness Disclosures

     The information set forth in this section is a Year 2000 Readiness Disclosure as defined in the Year 2000 Information Readiness and Disclosure Act.

     The Company is aware of "Year 2000" issues existing in the programming code of some information technology ("IT") and non-IT systems. The Year 2000 issue may arise because many hardware and software systems only use two digits to represent the year. As a result, these systems may not be able to process dates beyond 1999, which may cause errors or failures in IT or non-IT systems.

     The Company relies significantly on both IT and non-IT systems in its retail outlets as well as at its corporate headquarters and distribution center. These systems include hardware and software that the Company uses to conduct its operations, analyze business performance and safeguard assets. The Company is in the midst of a comprehensive review of these systems in preparation for the Year 2000. The Company's strategy for addressing Year 2000 compliance is to replace or renovate all critical systems identified as non-compliant by a target date of June 30, 1999 followed by final testing and remediation by September 30, 1999. The first phase of this approach involves identifying all critical IT and non-IT systems and making an initial assessment of each as either Year 2000 compliant or non-compliant. The Company is substantially complete with this phase of its Year 2000 review and is currently replacing or renovating systems which were found to be non-compliant and verifying the compliance of systems initially assessed as compliant. To date, the Company has met all costs of its Year 2000 remediation efforts with existing internal staff resources. The cost of these efforts has not been separately tracked or allocated and, accordingly the Company cannot reasonably estimate the expense incurred. The Company does not anticipate future Year 2000 costs will be material and will continue to use internal staff supplemented by external resources if necessary.



     While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operation it remains uncertain whether or to what extent the Company may be affected.

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

Forward-looking statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new and acquired stores into the Company's existing operations; the Company's ability to successfully implement and improve management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; the Company's ability to successfully complete its Year

     2000 project on a timely basis; the Company's ability to improve the operations of its newly opened and acquired stores; the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms; fluctuations in quarterly net sales, and, in particular, third quarter net sales; fluctuations in gold prices; competitive conditions; economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; and the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.

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

         None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            10.52 Second Amendment to Syndicated Loan Agreement Date September 2, 1998 between Piercing Pagoda, Inc. ("the Registrant") and Summit Bank, First Union National Bank and CoreStates Bank, N.A.

            10.53 Second Revolving Replacement Note Dated September 2, 1998 between the Registrant and Summit Bank.

            10.54 Second Revolving Replacement Note Dated September 2, 1998 between the Registrant and First Union National Bank.

            10.55 Bond Placement Agreement Dated April 29, 1998 between the Registrant and CoreStates Securities Corp.

            10.56 Open-end Mortgage and Security Agreement Dated April 29, 1998 between the Registrant and CoreStates Bank, N.A.

            10.57 Trust Indenture Dated April 29, 1998 between the Registrant and Dauphin Deposit Bank And Trust Company.

            10.58 Pledge and Security Agreement Dated April 29, 1998 between the Registrant and CoreStates Bank, N.A.


            10.59 Assignment of Lease Interest Dated April 29, 1998 between the Registrant and CoreStates Bank, N.A.

            10.60 Reimbursement Agreement Dated April 29, 1998 between the Registrant and Summit Bank, First Union National Bank and CoreStates Bank, N.A.

            27      Financial Data Schedule

            27.1    Financial Data Schedule.

      b)    Reports on Form 8-K

             During the quarter ended December 31, 1998, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  February 12, 1999             /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  February 12, 1999             /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)