Form 10-K
period 1999-03-31
PIERCING PAGODA INC
filed 1999-06-24
CIK 925544

================================================================================

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                         FORM 10-K
      (Mark one)
           (X)                  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended March 31, 1999

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

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 23, 1999 was approximately $108,574,312.

     The number of shares outstanding of the Registrant's common stock is 9,143,100 (as of June 23, 1999).

                            DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                   PIERCING PAGODA, INC.
                                     TABLE OF CONTENTS

                                                                  PAGE
                                           PART I

      Item 1.  BUSINESS                                             3

      Item 2.  PROPERTIES                                           12

      Item 3.  LEGAL PROCEEDINGS                                    13

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  13

      Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT                 14

                                             PART II

      Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS                      15

      Item 6.  SELECTED FINANCIAL DATA                              16

      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS        19

      Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES             27
               ABOUT MARKET RISK

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA                                                 28

      Item 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE                                           51

                                             PART III

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS
               OF REGISTRANT                                        51

      Item 11. EXECUTIVE COMPENSATION                               51

      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                51

      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       51

                                             PART IV

      Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K                              52

                                            PART I

      Item 1.  BUSINESS

            The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the following "Business" section and elsewhere in this Annual Report are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements, which may be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," and similar expressions, are only predictions and that actual events or results may differ materially. Forward-looking statements include those relating to: the ability of the Company to successfully assimilate and increase the net sales volume and profitability of recently acquired and newly opened stores, anticipated store openings and closings, estimated capital expenditures, the absence of material adverse impact expected from the possible loss of any current supplier, the possible termination of any current consignment agreement arrangement, the possible enactment of new legislation or modification of existing legislation and legal proceedings. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: (i) the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into the Company's existing operations; (ii) the Company's ability to successfully implement and improve management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; (iii) fluctuations in quarterly net sales, and, in particular, third quarter net sales; (iv) fluctuations in gold prices;
       (v) competitive conditions; (vi) economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; (vii) the impact of Year 2000 issues on the Company's own systems and external parties; and (viii) the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.
           General

            Piercing Pagoda is the largest retailer of gold jewelry through kiosk stores in the United States. At March 31, 1999, the Company operated 931 stores in 44 states and Puerto Rico, including 900 kiosk stores and 31 in-line stores. The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry, all in basic styles at everyday low prices. The Company's stores are generally located in high traffic concourses of regional shopping malls and are primarily operated under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 170 square feet in size, typically carry approximately 3,300 SKUs, require a low initial investment, can be opened quickly and are easily accessible and visible within malls. During fiscal 1999, the average price of a jewelry item sold by the Company was approximately $25 and average annual comparable kiosk store net sales per square foot were $1,693. The Company believes that its low price points and focused merchandise selection differentiate it from other mall-based jewelry retailers.

           Operating Strategies

            Piercing Pagoda's objective is to maintain its leadership of the gold jewelry kiosk market and increase its penetration in malls throughout the United States while enhancing the profitability of its overall operations. Principal elements of the Company's strategy to achieve this objective are as follows:

            Focused Merchandise Selection. The Company differentiates its merchandise selection from other jewelry retailers by focusing primarily on basic styles of lower-priced 14 karat and 10 karat gold jewelry, comprised primarily of chains, bracelets, earrings, charms and rings, supplemented by a selection of sterling silver, diamond and gemstone merchandise. The Company offers an extensive selection within each merchandise category, and its stores typically carry approximately 3,300 SKUs. The average price of a jewelry item sold by the Company in fiscal 1999 was approximately $25. Approximately 80% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

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

            Sophisticated Management Information Systems. The Company is committed to maintaining sophisticated management information systems. Currently, the Company utilizes a customized management information system that incorporates point-of-sale computers in its stores with an inventory management and replenishment system. These proprietary systems allow the Company to monitor and control effectively the merchandise at its stores and enable the Company to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise. The Company completed a thorough evaluation of its inventory management software needs in fiscal 1998 and determined that, with minor modification, its current proprietary system can accommodate expected future growth for at least the next two fiscal years. The Company completed the necessary modifications to its existing system in fiscal 1999 and is currently using the modified system. Accordingly, implementation of a new inventory management system is not expected to begin until after fiscal 2000. The Company has purchased, and is currently installing, a product planning and analysis software package that will supplement the existing system as well as any inventory management package the Company does upgrade to in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Year 2000 issues.

           Growth Strategy

            Over the last four fiscal years the Company has sought to increase its market share and mall penetration through a combination of new store openings and stores acquired from third parties. Of the 675 stores the Company has opened since the beginning of fiscal 1996, 353 were acquired from independent third parties through purchase arrangements. The Company believes that acquiring locations from third parties can be a favorable method of expanding its operations when the seller has a portfolio of desirable store locations. Acquisitions completed over the last four fiscal years include 67 locations acquired from Earring Tree in fiscal 1996, 93 locations acquired from Gemstone Jewelry in fiscal 1997, 43 locations acquired from Silver & Gold Connection in fiscal 1998 and 143 locations acquired through several different purchase transactions completed in fiscal 1999.

            Upon completing the purchase of store locations, the Company's strategy to increase the net sales and profitability of the acquired locations has been to convert the acquired stores to the Company's format and implement the Company's merchandising strategies. This has been accomplished by revising the merchandise mix of the acquired stores and by retraining sales associates and store management personnel to provide the same level of customer service emphasized in the Company's other stores. The Company believes that its ability to execute these strategies has been a key element in the successful assimilation of many of these acquired stores into the Company's operations. Failure to successfully integrate new and acquired stores into the Company's operations can have a material adverse effect on the Company's results of operations, particularly during the Company's first, second and fourth fiscal quarters which are seasonally lower sales periods.

            During fiscal 1999, the Company opened 221 new and acquired stores, the largest number of store openings the Company has ever completed in one fiscal year. Included in these openings were 104 locations purchased in July 1998 from Sedgwick Sales, Inc., a kiosk-based retailer of primarily gold-plated jewelry operating primarily under the name Golden Chain Gang ("GCG"). After a review of the initial sales results and future sales potential of the locations acquired from GCG, the Company announced on September 28, 1998 that it would close 20-30 of these locations by March 31, 1999 and work to improve operations at the remaining stores. The combination of significant pre-opening costs and lower than expected sales results at these, as well as other under-performing stores, negatively affected the Company's operating results for fiscal 1999, particularly in the second fiscal quarter. At March 31, 1999, the Company had closed 30 of the under-performing GCG stores as well as another 49 under-performing stores bringing the total stores closed in fiscal 1999 to 79. To improve the operations at the remaining GCG locations, the Company initiated a rejuvenation program that included new or renovated kiosks at many of the former GCG locations and additional training for store personnel. The Company will continue to monitor the results of the remaining GCG locations and may close additional locations in fiscal 2000 that do not meet its performance requirements.

            Opening new stores will continue to be an important part of the Company's growth strategy. The Company plans to open approximately 45 to 65 new stores in fiscal 2000 and 60 to 80 new stores in fiscal 2001 (excluding any acquisitions) and to close approximately 25-35 existing stores during each period. In selecting sites for new stores, the Company generally seeks malls that have at least 500,000 square feet, a high volume of shopping traffic, strong anchor tenants and sites available in the higher traffic areas of the mall. Opening a new store generally requires a total investment of approximately $107,000, including approximately $70,000 of inventory (a portion of which is generally financed through consignment arrangements), $30,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $7,000 for pre-opening expenses which are expensed when incurred. New stores can typically be opened as soon as eight weeks after obtaining a lease commitment. In addition to evaluating malls in which it does not operate stores, the Company continually evaluates malls where its stores are located to determine whether net sales volumes warrant another kiosk in such malls. At March 31, 1999 there were 505 stores operating in malls where the Company operated more than one location. Annual net sales for such stores, which were open for all of fiscal 1999, averaged $309,000. The Company believes that Piercing Pagoda's strong national retailing reputation, along with the flexibility of its kiosk store format, make its stores attractive to mall developers and managers

            As part of its ongoing operations, the Company continually evaluates the performance of its stores and the malls in which they are located. Since kiosks require a relatively low investment to open and can be moved relatively easily, the Company's expansion strategy includes closing kiosks when appropriate and relocating the kiosks to new locations. During the past three fiscal years, the Company has closed 102 stores, 79 of which closed in fiscal 1999, including 30 former GCG stores.

            The Company's expansion may also include retail concepts and locations other than the Company's standard kiosks in regional malls. As of March 31, 1999, the Company operated 31 in-line stores, most of which were acquired as part of the Earring Tree acquisition. The Company continues to evaluate and develop its in-line store concept. In fiscal 1999, the Company opened four in-line stores and expects to open up to four in-line stores in fiscal 2000. The in-line store format may allow the Company to expand into malls where kiosks are not utilized, as well as to increase its presence in malls where it already operates kiosks; to offer a larger selection of merchandise, including higher price points; and to take advantage of certain favorable lease opportunities if and when they are presented.

            The Company is currently testing a selection of lower priced diamond and gemstone merchandise in a group of approximately 180 locations as well as one "Diamond Isle", a kiosk location selling exclusively diamond merchandise. Initial results through the 1998 holiday season were encouraging and the Company intends to add diamond merchandise to another two hundred locations in fiscal 2000. Additionally, the Company has plans to add up to six additional Diamond Isle locations prior to the 1999 holiday shopping season.

            The Company has also begun limited expansion into less traditional retail locations such as airports and resorts. During fiscal 1999, the Company began operations at its first airport terminal locations in the Philadelphia International Airport and Dulles International Airport. The Company has signed a lease agreement to open a location at Newark International Airport and expects to open this location in fiscal 2000. Additionally, in fiscal 1999, the Company opened a location in the Citicorp Center in Chicago, Illinois., which houses a commuter train station. The Company also expects to add to the number of resort locations it operates in fiscal 2000. The Company currently operates in two resort locations in Puerto Rico and one in Rehobeth Beach, Delaware, a seaside resort community. The Company expects to open a second location in Rehobeth Beach in fiscal 2000 as well as another location in a resort area of Houston, Texas.

            In appropriate situations, the Company will continue to evaluate potential acquisitions of existing stores or store sites from third parties.

           Merchandising and Marketing

           Merchandising

            The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry. The Company focuses its merchandise selection, approximately 92% of which is gold jewelry, on basic styles at everyday low prices. The Company believes that, by offering a broad assortment of basic styles, it provides its customers with a wide variety of choices while limiting merchandising risks associated with fashion trends. The Company maintains a balance between new merchandise and proven successful styles. Prior to introducing new items in all of its stores, the Company usually tests the items in approximately 50 of its highest volume stores. The Company's stores typically carry approximately 3,300 SKUs, approximately 88% of which have list prices under $80, and during fiscal 1999 generated an average jewelry item selling price of approximately $25. The Company also offers a selection of non- jewelry items such as ear care products and jewelry cleaners. Approximately 80% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

            During fiscal 1999, the Company's store net sales by merchandise category as a percentage of total store net sales were as follows:

                                                               Percent
                                                               of Total
            Merchandise Category                              Store
                                                              Sales (1)
      -------------------------------------------------------------------
        Gold
          Chains and bracelets                                   37%
          Charms and rings                                       25
          Earrings                                               23
          Miscellaneous items                                     1
      -------------------------------------------------------------------
           Total gold                                            86
        Silver jewelry and other items                           14
      -------------------------------------------------------------------
           Total net store sales                                100%
      -------------------------------------------------------------------

            (1) Excludes $983,000 of wholesale sales to the Florida Licensee. See "Item 7. Management's Discussion and Analysis."


           Marketing

            Piercing  Pagoda's pricing policy is to maintain everyday low prices complemented by selective promotions. The Company seeks to be the value leader for popular-priced gold jewelry in the malls in which its stores are located. The Company's stores display merchandise on pads in glass enclosed showcases with clearly visible price tags that facilitate browsing and comparison shopping, while minimizing the need for sales support. The modular merchandise display trays in which the merchandise pads fit are configured so as to maximize the number of items displayed and to minimize unused space in the showcases. Generally, gold merchandise is priced based on the price the Company paid its suppliers for such merchandise, and the items are not repriced based on normal fluctuations in the price of gold. The Company regularly monitors price levels at its competitors in order to ensure that its prices are competitive, and the Company believes that its volume purchasing and established supplier relationships contribute to its ability to remain competitive. In addition to everyday low prices, the Company has a "buy-five-get-one-free" jewelry club. The Company also utilizes  promotional events such as "Buy Two Get One Free" and "Buy
       One Get One at Half Off", in addition to other promotional events and clearanceales. The Company intends to continue to emphasize these promotions and to sales. The Company intends to continue to emphasize these promotions and to monitor them in order to assess their relative success.

            In addition to emphasizing lower prices, extensive selection, 931 nationwide locations and over 20 years of retail experience, the Company promotes the following:

            Complimentary ear piercing. With the purchase of earrings, the Company offers complimentary ear piercing and a free check-up after four weeks. The Company utilizes a state-of-the-art ear piercing system and requires all employees performing ear piercing services to be trained and recertified by the Company annually. The Company limits its ear piercing service to the ear and will not pierce any other part of the body. During fiscal 1999, approximately 11% of the Company's net sales were derived from the sale of earrings in connection with complimentary ear piercing.

            Lifetime guarantee on all jewelry items. The Company will repair or replace, at no cost, all merchandise with manufacturing defects.

            Membership in the "buy-five-get-one-free" jewelry club. The Company offers a customer incentive program pursuant to which, after five purchases, a customer is entitled to a credit on the next purchase equal to the average price paid for the five purchased items. During fiscal 1999, customers applied approximately $5.8 million of credits received under the jewelry club to purchases.

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

           Stores

            At March 31, 1999, the Company operated 931 stores in 44 states and Puerto Rico, including 900 kiosk stores and 31 in-line stores, primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 170 square feet, with approximately 37 linear feet of display cases. The Company generally seeks to locate its kiosk stores in high traffic areas of mall concourses, and has created several standard kiosk store designs that can be adapted to a particular store's location or to the design requirements of the mall. The kiosks are manufactured to the Company's specifications by third party kiosk suppliers and typically can be completed so that new stores can be opened within eight weeks after obtaining a lease commitment. At March 31, 1999, the Company operated stores in 653 malls, and operated more than one location in 228 of those malls. Of the stores operated, 31 were in-line stores, most of which were acquired from Earring Tree.


            The following table sets forth the Company's store openings and closings for the periods indicated:

                                            Fiscal year ended March 31,
                                            -----------------------------

                                              1996    1997  1998   1999
      -------------------------------------------------------------------

      Number of stores:

        Beginning of period                   366     513     682   789

        Opened/acquired:

           Piercing Pagoda(1)                 121     108      61   126

           Plumb Gold(2)                       34      66      24    11

           Silver & Gold Connection(3)          0       0      38    80

           Other(4)                             0       2       0     4
      -------------------------------------------------------------------

                Total opened(5)               155     176     123   221
      -------------------------------------------------------------------

           Total closed(6)                      8       7      16    79
      -------------------------------------------------------------------

           Total at end of period             513     682     789   931
      -------------------------------------------------------------------


(1) Includes 42 stores in fiscal 1996, 41 stores in fiscal 1997, 10 stores in fiscal 1998 and 64 stores in fiscal 1999, respectively, that were acquired and reopened under the Piercing Pagoda name. Includes stores operated under the name Piercing Pagoda Too in malls where a store is operated under the name Piercing Pagoda. Other than the acquisitions noted, stores that change names are not included as new openings.

(2) Includes 24 stores in fiscal 1996, 55 stores in fiscal 1997, 3 stores in fiscal 1998 and 7 stores in fiscal 1999, respectively, that were acquired and reopened under the Plumb Gold name. Other than the acquisitions noted, stores that change names are not included as new openings.

(3) Includes 34 stores in fiscal 1998 and 54 stores in fiscal 1999, respectively, that were acquired and reopened under the Silver & Gold Connection name. Other than the acquisitions noted, stores that change names are not included as new openings.

(4) Includes 1 store in fiscal 1999 that was acquired and reopened under the Gemstone name.

(5) Includes 14 in-line stores in fiscal 1996, 7 in-line stores in fiscal 1997 and 4 in-line stores in fiscal 1998.

(6) Includes 1 store sold to the Florida Licensee in fiscal 1997, and 3 stores sold in fiscal 1998. The Company acquired all of the outstanding stock of the Florida Licensee on August 31, 1998, and now operates all the former licensed stores as its own.


      Store Operations

            Store operations are divided into ten regions, each of which is supervised by a regional manager. The regional managers supervise the Company's district managers, each of whom is responsible for an average of approximately ten stores within a specific geographic area. Each of the Company's stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates greatly depending on seasonal needs.

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

            The Company utilizes approximately 150 vendors, primarily in the United States, Italy and Asia, who supply various jewelry products. The Company's purchase agreements with its suppliers are all denominated in U.S. dollars. During fiscal 1999, the Company's five largest suppliers accounted for approximately 39% of the merchandise purchased by the Company. One of these vendors accounted for approximately 11% of the Company's merchandise purchases during fiscal 1999. The Company does not believe that the loss of any current supplier would adversely affect its operations. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores.

            The Company maintains a quality control program, with all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's offices. In addition, the Company regularly assays a portion of gold merchandise shipments to assure that the merchandise is of the karat represented by the supplier.

      Management Information Systems

            The Company currently uses a proprietary, customized client/server-based system for its inventory management system. Through nightly polling of in-store registers, the Company monitors sell-through information and inventory levels, enhancing the Company's ability to control effectively the merchandise at its stores and to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise.

            After a thorough review of its inventory management and financial and accounting systems completed in fiscal 1998, the Company concluded that its current proprietary inventory management and replenishment system would, with minor modification, be adequate to meet the Company's needs at least through fiscal 2000. The Company implemented the modifications in fiscal 1999 and now currently operates on the modified system. The Company anticipates that subsequent to fiscal 2000 it will be necessary to upgrade its inventory management software. In fiscal 1999, the Company purchased, and is currently installing, a separate product planning and analysis software package that will supplement the existing system as well as any inventory management package the Company does upgrade to in the future. It is expected that any new inventory management software may require modification to replicate certain custom elements of the Company's existing system.

            In fiscal 1999, the Company implemented new financial and accounting software. The new financial and accounting software system utilizes the SQL relational database and a Windows NT-based client/server architecture. The Company believes that the combination of the new software and client/server technology will provide the Company with better analytical tools and enhance the information-sharing capabilities of the Company's management information systems. See "Management's Discussion and Analysis" for a discussion of Year 2000 issues.

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

      Employees

            As of March 31, 1999, the Company had approximately 2,248 full-time and approximately 3,019 part-time employees. Of these, 235 were employed full-time and 128 part-time at the Company's corporate offices and distribution facility while the balance were employed as part of the Company's field sales force. The number of employees fluctuates depending on seasonal needs. During the fiscal 1999 peak holiday season, the Company had 4,686 part-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers relations with its employees to be good.

      Trademarks

            The Company believes its registered trademarks "Piercing Pagoda," "Silver Station" and "Silver & Gold Connection," along with the Company logo and "Plumb Gold" name, are important elements of the Company's marketing strategy. In addition, the Company has a trademark applications pending for "Piercing Pagoda the Gold Company", "Diamond Isle" and "The Gold Station." The Company is not otherwise dependent on any patent, trademark, service mark or copyright.

      Government Regulation

            The Company's ear piercing service is not regulated by federal statute. Currently, Oregon, Indiana and Minnesota are the only states in which the Company operates that regulate ear-piercing activities. Legislation in Oregon requires the Company, and any of its employees administering ear piercing services in stores in Oregon, to be licensed by the State. The legislation also deems ear piercing through anywhere but the lobe of the ear to be body piercing, which is subject to additional restrictions, including that it must be performed in a separate room. Accordingly, the Company limits its ear piercing to the ear lobe in Oregon. The state of Indiana has enacted legislation similar to the Oregon legislation, but which excludes the licensing requirement and, accordingly, the Company limits its ear piercing to the ear lobe in 27 of the 28 stores it operates in Indiana. Two municipalities, one in Indiana and one in Minnesota have enacted legislation which imposes various restrictions upon ear piercing that make it impractical for the Company to comply. Accordingly, the Company does not perform ear piercing in the one location in each municipality affected by the regulation. Legislation that was previously pending in Ohio has been enacted in a revised form that regulates all body piercing practices, but specifically excludes ear piercing. Ear piercing "standards" were enacted in place of regulation. The Company's ear piercing procedures meet the currently required standards. The Company is aware of approximately 15 jurisdictions in which legislation to regulate ear piercing establishments is pending. There is legislation pending in Massachusetts where the Company currently operates 36 stores that would direct regulators to develop procedures applicable to body piercing, which the proposed legislation currently defines to exclude the ear lobe but to include all other parts of the ear. Generally, however, pending legislation proposes requiring the consent of a parent or guardian in order to pierce the ears of a minor (which the Company requires even in the absence of legislation), the posting of certain notices and the obtaining of certain registrations and licenses, but does not require special procedures for piercing of portions of the ear other than the lobe. Management believes that the Company complies in all material respects with applicable legislation. While the Company does not expect existing or proposed legislation to have a material adverse effect on the Company's business, there is no assurance that governmental bodies will not modify existing legislation in such a way, or enact new legislation, that would restrict or prohibit the Company from providing ear piercing services in its stores or otherwise continuing to conduct its business as presently operated.

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

      Item 2.  PROPERTIES

            The Company leases all of its store locations, but owns the kiosks and other fixtures. The Company's typical lease is for a period of five years and includes a minimum base rent, a percentage rent based on store sales, a common area maintenance charge and payments to a merchants' association. In addition, substantially all of the Company's leases require the Company to contribute to the cost of advertising for the mall in which the store subject to the lease is located. The Company is generally required under the terms of its leases to maintain and conform its stores to agreed upon standards. Of the Company's store leases at March 31, 1999, 222 expire before March 31, 2000.

            The Company owns a 73,000 square foot building in Bethlehem, Pennsylvania that serves as its corporate headquarters and distribution center. To accommodate the Company's recent growth, an additional facility was constructed on approximately five acres of vacant land the Company owns adjacent to the Bethlehem property. This new facility, which was completed during fiscal 1999, is approximately 71,000 square feet and is used primarily for additional distribution and warehousing functions.


      Item 3.  LEGAL PROCEEDINGS

            The Company is periodically a defendant in certain legal actions and other claims arising in the ordinary course of its business. In the opinion of management, liabilities, if any, arising from the ultimate resolution of such actions would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

            On October 19, 1998, a lawsuit was filed, purportedly as a class action, against the Company and certain of its executive officers in the U.S. District Court of the Eastern District of Pennsylvania. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements and/or failed to disclose material information regarding the Company's business performance and prospects. On January 4, 1999, the Company filed a motion to dismiss the suit, after which the plaintiffs filed an amended complaint. The Company currently has pending before the court a motion to dismiss the amended complaint. The Company believes that the lawsuit has no merit and intends to contest the case vigorously if its motion to dismiss is unsuccessful. Although the ultimate outcome of the lawsuit cannot be determined, management does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1999.

      Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information concerning the executive officers of the Company as of March 31, 1999. All executive officers serve at the discretion of the Board of Directors of the Company.

      -------------------------------------------------------------------
               Name          Age          Position with Company
      -------------------------------------------------------------------
      Richard H. Penske       56  Chairman   of  the   Board  and  Chief
                                  Executive Officer
       John F. Eureyecko      50  President, Chief Operating Officer,
                                  Secretary and Director
       Barry R. Clauser       45  Senior Vice President -- Merchandise
                                  Operations
       Sharon J. Zondag       44  Senior Vice President -- Store
                                  Operations
       Brandon R. Lehman      47  Treasurer
       Gilbert P. Hollander   45  Vice President of Merchandise
                                  Purchasing

       Lisa E. Sankovsky      38  Vice President - Real Estate

       Richard J. McKeon      41  Director of Management Information
                                  Systems
       Christopher J. Barone  34  Corporate Controller
       ------------------------------------------------------------------

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

            Gilbert P. Hollander joined the Company in May of 1997 as Director of New Business Development and was promoted to Vice President of Merchandise Purchasing in February of 1999. Prior to joining the Company, Mr. Hollander held various senior management positions with Silver & Gold Connection, a kiosk based jewelry retailer and has owned and operated his own wholesale and retail jewelry business.

            Lisa E. Sankovsky joined the Company in 1983 as an assistant to Mr. Penske, focusing on lease administration. Ms. Sankovsky served as Director of Real Estate from February 1994 to July 1995. Since July 1995, Ms. Sankovsky has served as Vice President - Real Estate.

            Richard J. McKeon has served as Director of Management Information Systems since he joined the Company in November 1990. From 1987 to 1990, Mr. McKeon was a programmer trainer with Valley Computer Learning Center, a computer training company.

            Christopher J. Barone has served as the Corporate Controller since October 1994. Prior thereto, he served in various capacities with KPMG LLP from September 1989 to October 1994, most recently as Audit Manager.



                                             PART II

     Item 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
               MATTERS

            The Company consummated the initial public offering of its common stock on October 20, 1994, and its common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PGDA".

            The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on Nasdaq, for the last two fiscal years(1):


                                               High       Low
           Fiscal 1998
           First Quarter                        $18.67    $16.00
           Second Quarter                       $21.33    $16.59
           Third Quarter                        $20.75    $15.83
           Fourth Quarter                       $20.83    $18.00

           Fiscal 1999
           First Quarter                        $25.67    $20.83
           Second Quarter                       $24.30    $11.06
           Third Quarter                        $16.13     $8.50
           Fourth Quarter                       $11.06     $8.88





            (1)Prices reflect a three-for-two stock split effected in the form of a stock dividend payable to shareholders of record on July 31, 1998, payable on August 13, 1998.

            As of June 23, 1999, there were approximately 179 holders of record of the Company's common stock.

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

      Item 6. SELECTED FINANCIAL DATA

            The selected financial data for the five years ended March 31, 1999 is qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                        Fiscal Year Ended March 31,
                                      -----------------------------------------------------------
                                         1999       1998         1997        1996      1995
-------------------------------------------------------------------------------------------------
                  (In thousands, except per share and selected
                                 operating data)

Income Statement Data:
  Net sales                           $ 255,147   $ 222,128   $ 166,885   $ 121,581    $ 86,076
  Cost of goods sold and occupancy
   expenses (excluding depreciation                                 1
   on kiosks and store fixtures)         37,072     119,328      92,308      67,440      48,069

-------------------------------------------------------------------------------------------------
  Gross profit                          118,075     102,800      74,577      54,141      38,007
  Selling, general and administrative
   expenses (including depreciation
   on kiosks and store fixtures)        102,464      82,916      60,845      43,887      30,007

-------------------------------------------------------------------------------------------------
  Income from operations                 15,611      19,884      13,732      10,254       8,000
  Interest and other income                 367         562         386         282         307
  Interest expense                        3,110       2,896       2,208       1,306       1,427
-------------------------------------------------------------------------------------------------
  Earnings before income taxes           12,868      17,550      11,910       9,230       6,880
  Income taxes(1)                         5,225       6,581       4,372       3,553       3,352
-------------------------------------------------------------------------------------------------
  Net income (1)                        $ 7,643    $ 10,969     $ 7,538     $ 5,677     $ 3,528
-------------------------------------------------------------------------------------------------
Earnings Per Share Data:
   Earnings per share:
      Basic                              $ 0.84      $ 1.25      $ 0.96      $ 0.72
      Diluted                            $ 0.82      $ 1.21      $ 0.93      $ 0.71
   Weighted average shares
    outstanding:
      Basic                               9,119       8,765       7,886       7,856
      Diluted                             9,331       9,062       8,084       7,988
Pro Forma Data:
  Pro forma net income (1)                                                              $ 4,156
  Pro  forma  diluted earnings  per
   share (1) (2)                                                                         $ 0.61
  Pro forma  weighted  average shares
   outstanding (2)                                                                        6,837

Selected Operating Data:
  Number of stores  at  beginning  of
    period                                  789         682         513         366         295
  Stores  added (net of closures  and
    sales)                                  142         107         169         147          71
-------------------------------------------------------------------------------------------------
  Stores at end of period                   931         789         682         513         366
-------------------------------------------------------------------------------------------------

  Average jewelry units sold per
   comparable store (rounded) (3)        11,700      11,800      12,000      11,600      10,800
  Average  comparable store net sales  $291,000   $ 295,000    $ 303,00   $ 295,000   $ 266,000
(4)
  Average comparable store
   net sales per square foot (5)         $1,581     $ 1,630      $1,848     $ 1,821     $ 1,652
  Average   comparable  store  square
    footage (5)                             184         181         164         162         161
  Percentage increase  in
   comparable store net sales (6)          0.3%        3.0%        7.6%       12.4%        9.8%


                                                         March 31,
                                      -----------------------------------------------------------
                                          1999       1998      1997         1996       1995
-------------------------------------------------------------------------------------------------
                                                              (In thousands)
Balance Sheet Data:
  Working capital                      $ 47,571    $ 44,302    $ 40,649    $ 15,948    $ 13,556
  Inventory                              53,685      53,149      43,109      25,390      15,128
  Total assets                          123,300      96,099      79,741      47,906      32,122
  Current installments of long-term
   debt and revolving line of credit        432         247         234       5,910         -
  Long  term   debt, less current
   installments                          25,169       9,742      26,690       2,350         -
  Stockholders' equity                   74,491      66,328      37,522      29,579      23,862
-------------------------------------------------------------------------------------------------

            (1) Prior to its initial public offering, the Company was an "S" corporation for federal and certain state income tax purposes, and accordingly, was subject only to limited corporate income taxes. For fiscal 1995, income tax expense includes the state tax expense for certain states in which the Company did not elect "S" corporation status prior to the initial public offering in October 1994, a one-time deferred tax charge for conversion from "S" corporation to "C" corporation status for federal and certain state purposes, and the current and deferred taxes applicable to the Company's income as a "C" corporation for the period after the initial public offering. Due to the allocation method utilized for tax return purposes, tax expense for the post offering period includes taxes payable to taxing authorities and payments to certain of the Company's stockholders pursuant to a tax indemnification agreement between the Company and such stockholders.

            (2) Pro forma diluted earnings per share has been computed by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding during fiscal 1995, as adjusted to reflect the sale of shares during June of fiscal 1994 and a 3-for-2 stock split payable to shareholders of record on July 31, 1998, as if they had been outstanding for the entire period.

            (3) Reflects average jewelry units sold per comparable store based on 260, 283, 355, 493 and 628 comparable stores in fiscal 1995, fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999 respectively, which represent the number of all stores open at the end of such fiscal year which were also open as of the beginning of the preceding year.

            (4) Average net sales per comparable store is calculated based on the net sales of all stores open as of the beginning of the preceding fiscal year divided by the number of such stores.

            (5) Reflect average net sales per square foot for comparable stores (those stores open at the end of the respective fiscal year which were also open as of the beginning of the preceding fiscal year) based on the approximate average square footage per comparable store of 161, 162, 164, 181 and 184 square feet for fiscal 1995, 1996, 1997, 1998 and 1999, respectively.

            (6) Comparable store net sales data are calculated based on the change in net sales of all stores open as of the beginning of the preceding fiscal year.

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Net sales are comprised primarily of sales generated by stores and, until August 31, 1998, wholesale sales, primarily to a licensee operating in the state of Florida (the "Florida Licensee"). Cost of goods sold and occupancy expenses include the cost of merchandise, rent and other occupancy  expenses  and the  cost of  preparing  merchandise  for  sale.
       Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses, including depreciation on kiosks.

           Results of Operations

            The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:

                                Fiscal Year Ended
                                    March 31,
      -------------------------------------------------------------------

                                                   1999    1998   1997
                                                 ------------------------

      Net sales                                   100.0%   100.0% 100.0%

      Cost of goods sold and occupancy expenses
         (excluding depreciation on kiosks)         53.7     53.7  55.3
      -------------------------------------------------------------------

      Gross profit                                  46.3     46.3   44.7

      Selling, general and administrative
       expenses (including
       depreciation on kiosks)                      40.2     37.3   36.5
      -------------------------------------------------------------------

      Income from operations                         6.1      9.0    8.2

      Interest and other income                      0.1      0.2    0.2

      Interest expense                               1.2      1.3    1.3
      -------------------------------------------------------------------

      Earnings before income taxes                   5.0      7.9    7.1

      Income taxes                                   2.0      3.0    2.6
      -------------------------------------------------------------------

      Net income                                     3.0%     4.9%   4.5%
      -------------------------------------------------------------------


           Comparison of Fiscal 1999 and Fiscal 1998

           Net Sales

            Net sales increased $33.0 million, or 14.9%, to $255.1 million in fiscal 1999 from $222.1 million in fiscal 1998. This increase was due primarily to net sales generated by new stores opened or acquired by the Company and to a $794,000, or 0.3%, increase in comparable store net sales. At March 31, 1999, the Company operated 931 stores compared to 789 stores at March 31, 1998, an increase of 18%. The average jewelry units sold per comparable store were relatively unchanged at 11,700 in fiscal 1999 from 11,800 in fiscal 1998. The average price per jewelry unit sold for all the Company's stores was also relatively unchanged at $24.54 in fiscal 1999 from $24.53 in fiscal 1998. Included in total net sales is approximately $982,000 of wholesale sales to the Florida Licensee, compared to $4.3 million in fiscal 1998. On August 31, 1998, the Company purchased all of the outstanding stock of the Florida Licensee and began operating the former Licensee's 22 stores as its own. Accordingly, wholesale sales ceased on that date and all subsequent sales activity of the acquired stores is reflected as part of the Company's own net sales.

           Gross Profit

            Gross profit increased $15.3 million, or 14.9%, to $118.1 million in fiscal 1999 from $102.8 million in fiscal 1998 while gross profit margin remained level at 46.3% for both periods. Gross profit margin, while unchanged in total, reflects an increase caused by the conversion of sales from wholesale to retail sales at the 22 stores acquired from the former Florida Licensee, offset by a decrease in merchandise margin and higher rent and occupancy expenses. The Company realizes a higher margin on its own retail sales than it previously obtained on wholesale sales to the former Florida Licensee which caused the increase in gross profit margin. Merchandise margins declined due to greater promotional activity in an attempt to increase sales, particularly at the Company's comparable stores. The increase in rent and occupancy as a percentage of sales reflects the less than expected sales performance at the Company's comparable stores, particularly during the holiday season, as well as lower sales at other under-performing stores and the lower initial sales volumes at new stores opened by the Company.

           Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased $19.6 million, or 23.6%, to $102.5 million in fiscal 1999 from $82.9 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 40.2% in fiscal 1999 from 37.3% in fiscal 1998. The combined effect of non-recurring pre-opening costs, lower than expected sales results at many of the acquired locations and expenses recorded to close under-performing stores resulted in the significant increase in both selling, general and administrative expenses and their relationship to net sales. During fiscal 1999, the Company opened 221 new and acquired stores, including 104 former GCG locations.This represents the largest number of new stores the Company has ever opened in a single fiscal year. After a review of the initial sales results and future sales potential of the 104 locations acquired from GCG, the Company announced on September 28, 1998 that it would close 30 of these locations by March 31, 1999 and work to improve operations at the remaining stores. In addition the Company chose to close another 49 under-performing stores by year-end, bringing the total stores closed in fiscal 1999 to 79, the largest number of stores the Company has ever closed in one fiscal year. During fiscal 1999, the Company recognized approximately $1.6 million of store closure costs as additional selling, general and administrative expense of which $1.3 million is included in accrued expenses and other current liabilities at March 31, 1999. These costs include estimated outstanding lease obligations and kiosk disposal costs associated with the 79 stores the Company closed in fiscal 1999 and 35 additional locations for which a closure decision had been made at March 31, 1999, but which are scheduled to close in fiscal 2000.

            Depreciation and amortization expense increased 29.6% to $7.0 million in fiscal 1999 from $5.4 million in fiscal 1998. This was due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations. Additionally, amortization expense for goodwill increased due to the acquisition of 104 former GCG stores and the 22 stores acquired from the former Florida Licensee in July 1998 and August 1998, respectively. Approximately $13.7 million of goodwill was recorded in connection with these two acquisitions and is being amortized over fifteen years. Goodwill amortization expense totaled $1.3 million and $613,000 in fiscal 1999 and 1998, respectively.

           Interest Expense

            Interest expense increased $214,000, or 7.4%, to $3.1 million in fiscal 1999 from $2.9 million in fiscal 1998, and as a percentage of net sales decreased to 1.2% from 1.3%. The increase in interest expense, which includes interest paid on bank borrowings, fees paid for letters of credit as part of the Company's gold consignment program and gold consignment fees, primarily reflects an increase in total average borrowings under the Company's revolving line of credit and an increase in the number of ounces consigned under the Company's gold consignment program. These were partially offset by lower average weighted interest rates on borrowings under the Company's revolving line of credit (6.75% versus 7.03%) and lower consignment rates charged by the Company's gold banks (1.94% versus 2.74%).

           Income Tax Expense

            Income tax expense decreased $1.4 million to $5.2 million in fiscal 1999 from $6.6 million in fiscal 1998. As a percentage of earnings before income taxes, income tax expense increased to 40.6% in fiscal 1999 from 37.5% in fiscal 1998. The decrease in income tax expense is due to the decrease in the Company's earnings before income taxes. The higher effective income tax rate in 1999 resulted from the effect of certain acquisition-related costs and other charges for which there were no corresponding tax benefits and an additional $165,000 of income taxes recognized for potential state income exposure for periods currently under audit.

           Net Income

            The Company's net income decreased $3.4 million, or 30.9%, to $7.6 million in fiscal 1999 from $11.0 million in fiscal 1998. The Company believes that the decrease resulted primarily from the factors described above.

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


           Liquidity and Capital Resources

            The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and a public offering of common stock that was completed during fiscal 1998. The Company had working capital of $47.6 million and $44.3 million at the end of fiscal 1999 and fiscal 1998, respectively. See "3/4 Seasonality."

            Net cash provided by operating activities was $15.0 million in fiscal 1999 versus $14.9 million in fiscal 1998. Net cash provided by operating activities in fiscal 1999 primarily reflects net earnings plus depreciation and amortization, partially offset by changes in working capital requirements. Net cash provided by operating activities in fiscal 1998 reflects net earnings plus depreciation and amortization, including increases in inventory to support new and acquired store growth.

            Net cash used in investing activities was $28.3 million and $17.0 million in fiscal 1999 and fiscal 1998, respectively. These amounts reflect $12.6 million and $9.1 million of capital expenditures related to new stores in fiscal 1999 and fiscal 1998, respectively. Additionally, in fiscal 1999, the Company paid $3.0 million for the acquisition of 104 former GCG locations and $11.4 million for all of the outstanding stock of the former Florida Licensee. In fiscal 1998, the Company paid $8.0 million for the acquisition of 47 locations.

            Net cash provided by financing activities was $14.6 million in fiscal 1999 and $721,000 in fiscal 1998. These changes in net cash provided by financing activities over the last two fiscal years primarily reflect the Company's expansion and acquisition activity during those periods. During fiscal 1999, cash provided by financing activities primarily reflects an increase in the Company's revolving line of credit and additional long-term debt. These increases were used to fund store expansion, acquisitions and the construction of an additional warehouse and distribution center. Net cash provided by financing activities in fiscal 1998 reflects the proceeds of an offering of common stock completed in July 1997, partially offset by a repayment of funds previously borrowed under the Company's revolving line of credit.

            The Company currently has an unsecured revolving line of credit facility, which expires July 31, 2000, that provides for maximum borrowings of $105 million through a combination of cash advances (which may not exceed $65 million) and letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of (i) the prime rate of the Company's primary lender minus 100 basis points (6.75% at March 31, 1999) or (ii) a rate based on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (5.625% at March 31, 1999); however, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (6.04% at March 31, 1999 for a one month maturity), subject to certain restrictions. Fees are paid on letters of credit based on amounts outstanding at an annual rate of 0.75%. At March 31, 1999, the Company had $41.2 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of approximately $41.4 million and approximately $37.2 million were issued at March 31, 1999 and 1998, respectively.

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

            During fiscal 1999 and 1998, average financing costs under the consignment agreements were approximately 1.94% and 2.74% per annum, respectively, of the market value of the gold held under consignment.
       Additionally, the current consignment agreements require a letter of credit to support the market value of the gold consigned to the Company. The financing cost to the Company of the consignment program is substantially less than the cost that would have been incurred if the Company financed the purchase of all of its gold requirements with borrowings under its revolving credit facility. The Company's current gold consignment arrangements are terminable by either party upon either 30 or 45 days notice, depending on the consignor. Gold consignment programs are common in the gold jewelry industry and the Company believes that, if the institutions with which it currently has gold consignment agreements were to terminate such agreements, it would have a number of opportunities to establish gold consignment programs with terms similar to its current arrangements.

            During the last two fiscal years, the Company has financed an average of approximately 70% of the gold content of its merchandise under the consignment program. As of March 31, 1999, the amount of gold consigned was 143,443 ounces with a value of $40.1 million and 119,800 ounces with a value of $36.1 million at March 31, 1998. The consigned gold is not included in inventory on the Company's balance sheet and, therefore, there is no related liability recorded. If the market value of gold increases, assuming the number of ounces consigned remain constant, the financing costs incurred by the Company which are included in interest expense, and the repayment obligations to the consignors under the consignment arrangements, will increase in proportion to the increase in the market value of gold. Additionally, the amount of the letters of credit would need to be increased to support the increased market value of the consigned gold, thereby reducing the amount which might otherwise be available for cash borrowings under the Company's revolving credit facility.

            The Company anticipates capital expenditures in fiscal 2000 to total approximately $7.1 million, of which approximately $4.0 million is related primarily to the construction of new stores and the renovation of existing stores. The Company currently anticipates opening approximately 40 to 65 new stores in fiscal 2000. The opening of a new store generally requires a total investment of approximately $107,000, including approximately $70,000 of inventory (a portion of which is generally financed through consignment arrangements), $30,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $7,000 for pre-opening expenses which are expensed when incurred. The Company believes that the expected net cash provided by operating activities, its gold consignment program and bank borrowings under its revolving line of credit facility will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

           Seasonality

            The Company's business is highly seasonal. Due to the impact of the holiday shopping season, the Company experiences a substantial portion of its total net sales and profitability in its third fiscal quarter (ending December 31st). During the last two fiscal years, the month of December, on average, has accounted for approximately 26% of the Company's annual net sales and 109% of its annual income from operations. The Company has generally experienced lower net sales in each of the first, second and fourth quarters of each fiscal year, and lower net income or net losses in each of those quarters.

           Quarterly Data

            Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:



                                                 Fiscal 1999                                       Fiscal 1998

                                      1st        2nd       3rd          4th          1st         2nd        3rd         4th
                                   Quarter     Quarter   Quarter      Quarter        Quarter    Quarter    Quarter     Quarter

     -----------------------------------------------------------------------------------------------------------------------------
                                                              (In thousands, except per share data)
    Statement of Income Data:

      Net sales                   $  48,018   $  49,670 $ 101,985      $  55,474    $  42,873   $  42,877  $  89,915  $  46,463

      Gross profit(1)                21,385      22,050    50,066         24,574       18,107      18,778     45,231     20,684

      Selling, general and
       administrative expenses(1)    20,755      24,172    32,356         25,181       17,854      18,445     26,672     19,945

      Income (loss)from
        operations                      630     (2,122)    17,710          (607)          253         333     18,559        739

      Net income (loss)                 102   $ (1,764)    10,169          (864)        (297)       (153)     11,176        243

      Diluted earnings(loss) per
       share                        $  0.01    $ (0.19)   $  1.10      $  (0.09)     $ (0.03)    $ (0.01)    $  1.20    $  0.03

     -----------------------------------------------------------------------------------------------------------------------------



    Comparable Store Net Sales
      Increase (Decrease)              2.8%        0.3%    (3.1)%           3.6%         5.8%      (1.4)%       2.9%       4.8%



    As a Percentage of Net Sales:

      Gross profit(1)                 44.5%       44.4%     49.1%          44.3%        42.2%       43.8%      50.3%      44.5%

      Selling, general and
       administrative expenses(1)      43.2        48.7      31.7           45.4         41.6        43.0       29.7       42.9

      Income (loss)from
       operations                       0.1       (4.3)      17.4          (1.1)          0.6         0.8       20.6        1.6

      Net income (loss)                   -       (3.6)      10.0          (1.6)        (0.7)       (0.4)       12.4        0.5


--------------------------------------------------------------------------------


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

            The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a variety of factors, including the amount and timing of acquisitions and new store openings, the integration of recently acquired and newly opened stores into the operations of the Company, the timing of promotions, fluctuations in the price of gold, and changes in national and regional economic conditions. For example, earnings from operations in the first and second and fourth quarters of fiscal 1999 and 1998 have been adversely affected by the integration and assimilation of 520 stores opened or acquired over the last three fiscal years. This was due primarily to the relatively fixed nature of rent and other occupancy costs and selling, general and administrative costs associated with the recently acquired and newly opened stores, which had a significant adverse impact on these lower net sales volume quarters.

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

            The Company relies significantly on both IT and non-IT systems in its retail outlets as well as at its corporate headquarters and distribution center. These systems include hardware and software that the Company uses to conduct its operations, analyze business performance and safeguard assets. The Company is currently performing a comprehensive review of these systems in preparation for the Year 2000. The Company's strategy for addressing Year 2000 compliance is to replace or renovate all critical systems identified as non-compliant by a target date of July 31, 1999 followed by final testing and remediation by September 30, 1999. The first phase of this approach involves identifying all critical IT and non-IT systems and making an initial assessment of each as either Year 2000 compliant or non-compliant. The Company is substantially complete with this phase of its Year 2000 review and has nearly completed the replacement or renovation of systems which were found to be non-compliant. The process of testing the compliance of systems initially assessed as compliant, as well as the replaced or renovated systems, has also begun and is progressing according to the Company's original schedule. To date, the Company has met all costs of its Year 2000 remediation efforts with existing internal staff resources and has spent less than $500,000 on hardware and software purchased to specifically address Year 2000 issues. The cost of these efforts has not been separately tracked or allocated and, accordingly, the Company cannot precisely determine the expense incurred. The Company does not anticipate future Year 2000 costs will be material and will continue to use internal staff supplemented by external resources if necessary.

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

           Recent Accounting Pronouncements

            In June  1998,  the  Financial  Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, the Financial Accounting Standards Board has proposed a one year delay in implementation. The Company does not anticipate adoption of this standard will have a material impact on the Company's financial condition or results of operations.

            In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1
       requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard effective April 1, 1998. Adoption of this standard did not have a material impact on the Company's financial condition or results of operations for fiscal 1999.

      Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Interest Rate Risk

            The Company's primary market risk exposure is from changes in interest rates, The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and, in fiscal 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit to provide working capital for operations and inventory build-up prior to the holiday selling season. Construction and improvements to the Company's headquarters and warehouse and distribution center are financed with long-term, fixed rate notes. In fiscal 1999, the Company entered into an interest rate swap agreement related to a new long-term note to effectively convert it from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional from another party. The Company originated the long-term note as a variable rate instrument in anticipation of a decline in interest rates, then used the interest rate swap agreement to fix the rate. The counterparty to the swap agreement is one of the Company's primary lenders under its revolving line of credit.

            The table below summarizes the Company's market risks associated with long-term debt obligations and its interest rate swap as of March 31, 1999. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected year of maturity. For the interest rate swap, the table reflects the notional amount underlying the interest rate swap by year of maturity. The notional amount is used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed based upon discounted cash flows using market interest rates as of the end of the period.



                        Expected Fiscal Year of Maturity
                             --------------------------------------------------------------------
(000's)                        2000        2001       2002       2003       2004     Thereafter     Total      Fair Value

Fixed Rate Debt:

   Long-term notes              $ 425      $ 446      $ 470      $ 500    $ 529        $ 3,431     $ 5,801         $ 5,801
   Interest expense             $ 336      $ 311      $ 283      $ 254    $ 222          $ 857     $ 2,263
   Average interest rate        6.02%       6.02%     6.02%      6.00%     5.97%          5.83%

Variable Rate Debt:

   Revolving line of credit
                                 -        $19,800       -          -          -           -        $ 19,800       $ 19,800
   Interest expense           $ 1,253       $ 418       -          -          -           -         $ 1,671
   Average interest rate        6.33%     6.33%

Interest Rate Swaps:
   1 Swap Receive Variable
     Pay Fixed                 $ 125      $ 120       $ 125      $ 130      $ 140      $ 1,925     $ 2,565          $ (49)
     Variable Receive Rate
     = 5.05%
     Pay Rate = 6.23%



           Limitations of the tabular presentation

            As the table incorporates only those interest rate risk exposures that exist at March 31, 1999, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments may differ materially from cash flows presented in the table due to future fluctuations in interest rates and Company debt levels.

           Commodity risk

            For a discussion of the commodity risk associated with the Company's holdings of gold merchandise see Item 7. "Management's Discussion and Analysis - Liquidity and Capital Resources".

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
           Independent Auditors' Report                                  30

           Consolidated Balance Sheets at March 31, 1999 and 1998        31

           Consolidated Statements of Income for the Years ended
           March 31, 1999, 1998 and 1997                                 32


           Consolidated Statements of Changes in Stockholders'
           Equity for the Years ended March 31, 1999, 1998 and 1997      33

           Consolidated Statements of Cash Flows for the Years ended
           March 31, 1999, 1998 and 1997                                 34

           Notes to Consolidated Financial Statements                    36

                                  Independent Auditors' Report



      The Board of Directors
      Piercing Pagoda, Inc.:

            We have audited the accompanying consolidated balance sheets of Piercing Pagoda, Inc. and subsidiary as of March 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piercing Pagoda, Inc. and subsidiary as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                KPMG  LLP
      Allentown, Pennsylvania
      May 10, 1999

--------------------------------------------------------------------------------


      PIERCING PAGODA, INC.
      Consolidated Balance Sheets
      March 31,
      (In thousands, except share data)
      ------------------------------------------------------------------
      Assets                                        1999        1998
      ------------------------------------------------------------------
      Current assets:
         Cash                                       $ 4,068     $ 2,699
         Accounts receivable                          4,674       1,454
         Inventory                                   53,685      53,149
         Deposits for inventory purchases               707         546
         Prepaid expenses and other current           1,337       1,058
         assets
         Prepaid income taxes                           131         215
         Deferred income taxes                        2,213       1,972

      ------------------------------------------------------------------
      Total current assets                           66,815      61,093
      ------------------------------------------------------------------

      Property, fixtures and equipment, net          34,293      27,215
      Goodwill, net                                  20,199       6,296
      Other assets, net                               1,993       1,495

      ------------------------------------------------------------------
                                                  $ 123,300    $ 96,099
      ------------------------------------------------------------------

      Liabilities and Stockholders' Equity
      ------------------------------------------------------------------
       Current liabilities:
         Accounts payable                           $ 3,934     $ 3,232
         Current installments of long-term debt
            and revolving line of credit                432         247
         Income taxes payable                           125         889
         Accrued expenses and other current          14,753      12,423
         liabilities

       -----------------------------------------------------------------
       Total current liabilities                     19,244       16,791
       -----------------------------------------------------------------

      Long-term debt, less current installments      25,169       9,742
      Deferred income taxes                           3,476       2,535
      Other liabilities                                 920         703

      ------------------------------------------------------------------
      Total liabilities                              48,809      29,771
      ------------------------------------------------------------------

      Commitments and contingencies
      Stockholders' equity
         Preferred stock, par value $.01 per
         share,                                           -           -
           authorized 3,000,000 shares. None
         issued.
         Common stock, par value $.01 per share,
         authorized
         15,000,000 shares. Issued 9,133,901
         and                                             92         91
         9,087,616 shares at March 31, 1999 and
         1998, respectively.
         Additional paid-in capital                  40,906     40,387
         Retained earnings                           33,493     25,850

      ------------------------------------------------------------------
      Total stockholders' equity                     74,491     66,328
      ------------------------------------------------------------------
                                                  $ 123,300    $ 96,099
      ------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.


      PIERCING PAGODA, INC.
      Consolidated  Statements  of Income  Years ended March 31, (In  thousands, except per share data)
      -----------------------------------------------------------------------
                                                   1999      1998     1997
      -----------------------------------------------------------------------

      Net sales                                 $ 255,147  $222,128 $166,885

      Cost of goods sold and occupancy expenses
       (excluding depreciation on kiosks and
      store fixtures)                            137,072    119,328   92,308
      -----------------------------------------------------------------------
      Gross profit                               118,075    102,800   74,577

      Selling, general and administrative
      expenses                                   102,464     82,916   60,845
         (including depreciation on kiosks and
      store fixtures)
      -----------------------------------------------------------------------
      Income from operations                      15,611     19,884   13,732

      Interest and other income                      367        562      386
      Interest expense                             3,110      2,896    2,208
      -----------------------------------------------------------------------
      Earnings before income taxes                12,868     17,550   11,910

      Income taxes                                 5,225      6,581    4,372
      -----------------------------------------------------------------------
      Net income                                 $ 7,643   $ 10,969  $ 7,538
      -----------------------------------------------------------------------

      Basic earnings per share                     $ 0.84     $ 1.25   $ 0.96
      -----------------------------------------------------------------------
      Diluted earnings per share                   $ 0.82     $ 1.21   $ 0.93
      -----------------------------------------------------------------------



      See accompanying notes to consolidated financial statements.


      PIERCING PAGODA, INC.
      Consolidated Statements of Changes in Stockholders' Equity

      Years ended March 31,

      (In thousands, except number of shares)

                                                                     Additional
                                                 Common stock          paid-in      Retained
                                              Shares      Amount       capital      earnings     Total
         ---------------------------------- ------------ ---------- -------------- ----------- -----------
         Balance - March 31, 1996           7,860,439         $ 79    $ 22,157       $ 7,343    $ 29,579
         Share transactions under
         employee stock plans,
         including tax benefit                  50,552           -         405             -         405
         Net income                                 -            -           -         7,538       7,538
         ---------------------------------- ------------ ---------- -------------- ----------- -----------
         Balance - March 31, 1997           7,910,991         $ 79    $ 22,562      $ 14,881    $ 37,522
         Share transactions under
         employee stock plans,
         including tax benefit                  55,375           -         648             -         648
         Secondary public offering           1,121,250          12      17,177             -      17,189
         Net income                                 -            -           -        10,969      10,969
         ---------------------------------- ------------ ---------- -------------- ----------- -----------
         Balance - March 31, 1998           9,087,616         $ 91    $ 40,387      $ 25,850    $ 66,328
         Share transactions under
         employee stock plans,
         including tax benefit                  46,285           1         519             -         520
         Net income                                 -            -           -         7,643       7,643
         ---------------------------------- ------------ ---------- -------------- ----------- -----------
         Balance - March 31, 1999           9,133,901         $ 92    $ 40,906      $ 33,493    $ 74,491
         ---------------------------------- ------------ ---------- -------------- ----------- -----------

      See accompanying notes to consolidated financial statements.


      PIERCING PAGODA, INC.

      Consolidated Statements of Cash Flows

      Years ended March 31,

      (In thousands)

                                                                      1999           1998         1997
         ------------------------------------------------------ --------------- ------------- -----------

         Cash flows from operating activities:
            Net income                                              $ 7,643       $ 10,969      $ 7,538
            Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
                Depreciation and amortization                         7,030          5,402        3,636
                Loss on disposal of property, fixtures and
                 equipment                                              337            141           93
                Other changes in other assets                            76           (101)         (97)
                Deferred income taxes                                   833            732          335
                Changes in operating assets and  liabilities,  net of effects of acquisitions:
                    Accounts receivable                              (3,688)           779       (1,428)
                    Inventory                                         1,274         (7,673)     (12,951)
                    Deposits for inventory purchases                   (161)           304         (489)
                    Prepaid expenses and other current
                                                                       (277)          (301)        (289)
                    Prepaid income taxes                                 84          1,279         (514)
                    Accounts payable                                    702           (436)       1,857
                    Accrued expenses and other current
                      liabilities                                     2,130          2,882        2,697
                    Income taxes payable                               (671)         1,019            -
                    Other liabilities                                  (283)          (133)          72

         ------------------------------------------------------ --------------- ------------- -----------
         Net cash provided by operating activities                   15,029         14,863          460
         ------------------------------------------------------ --------------- ------------- -----------

         Cash flows from investing activities:
            Additions to property, fixtures and equipment           (12,570)        (9,066)      (9,724)
            Payments for purchases of businesses                    (15,583)        (7,980)      (8,010)
            Proceeds from disposal of property, fixtures and
              equipment                                                   -             67           22
            Other changes in other assets, net                         (100)           (25)         574

         ------------------------------------------------------ --------------- ------------- -----------
         Net cash used in investing activities                      (28,253)       (17,004)     (17,138)
         ------------------------------------------------------ --------------- ------------- -----------



      PIERCING PAGODA, INC.

      Consolidated Statements of Cash Flows - Continued

      Years ended March 31,

      (In thousands)
                                                                       1999           1998         1997
         ------------------------------------------------------ --------------- ------------- -----------

         Cash flows from financing activities:
            Repayments of long-term debt                               (253)          (235)        (216)
            Revolving line of credit, net                            11,058        (16,700)      18,480
            Proceeds from issuance of long-term debt                  3,565              -          400
            Debt issuance fees paid                                    (204)           (51)         (39)
            Proceeds from issuance of common stock, net                   -         17,189            -
            Net proceeds from the issuance of stock under
             employee share plans                                       427            518          308

         ------------------------------------------------------ --------------- ------------- -----------
         Net cash provided by financing activities                   14,593            721       18,933
         ------------------------------------------------------ --------------- ------------- -----------
         ------------------------------------------------------ --------------- ------------- -----------
         Net increase (decrease) in cash                              1,369         (1,420)       2,255

         Cash at beginning of period                                  2,699          4,119        1,864

         ------------------------------------------------------ --------------- ------------- -----------
         Cash at end of period                                      $ 4,068        $ 2,699      $ 4,119
         ------------------------------------------------------ --------------- ------------- -----------

         Supplemental disclosures of cash flow information:
            Cash paid during the period for:
              Interest                                              $ 3,053        $ 2,877      $ 2,100
              Income taxes, net                                     $ 5,072        $ 6,669      $ 4,551
         ------------------------------------------------------ --------------- ------------- -----------



      Supplemental disclosure of operating activities:

            During each of the years ended March 31, 1999, 1998 and 1997, the Company entered into noncompetition agreements for $500,000, $300,000 and $300,000, respectively.


      See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PIERCING PAGODA, INC.

Notes to Consolidated Financial Statements
March 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(1)   Statement of Significant Accounting Policies

           Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

           Operations

            The Company is a national retailer of gold jewelry primarily through kiosk stores in enclosed shopping malls. The Company operates stores primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. At March 31, 1999, the Company operated 931 stores, including 31 in-line stores. The Company's home office provides centralized administrative and warehousing services and assembles some of the products sold at its stores.

            In addition to its own retail units, the Company had licensed operations at 22 stores and three retail cart locations in Florida until August 31, 1998. The Company provided the licensee with merchandise and promotional and administrative services. Income from licensee operations was based on a percentage of the licensee's sales and earnings from the sale of merchandise to the licensee. On August 31, 1998, the Company acquired all of the outstanding common stock of the licensee and began operating the stores as its retail outlets. See Note 5.

           Sales

            Sales consist primarily of net sales to the Company's retail customers at its kiosk and in-line stores. Also included in sales through August 31, 1998, are wholesale sales to the Company's licensee. At the time of each retail sale, the Company accrues the estimated costs of its "buy-five-get-one-free" jewelry club promotional program. The Company also accrues the estimated costs associated with its "lifetime guarantee" program for subsequent customer returns due to manufacturer's defects in the jewelry. All other returns have an immaterial effect on the consolidated financial statements.

           Accounts Receivable

            The Company's accounts receivable consist principally of receivables from credit card companies and merchandise credits receivable from vendors.

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

            In fiscal 1999 one vendor accounted for 11% of total merchandise purchased. In 1998, no vendors supplied more than 10% of total merchandise purchased. In fiscal 1997, two vendors accounted for approximately 11% and 10%, respectively, of total merchandise purchased by the Company.

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

                 Depreciable lives are as follows:


                   Furniture and fixtures               3-10 years
                   Building and improvements            10-39 years
                   Kiosks                               5-10 years
                   Computer equipment, software and
                   other equipment                      5-7 years

            Substantially all depreciation expense, including depreciation on kiosks, is included in selling, general and administrative expense rather than occupancy expense, since the Company believes that the primary function of its kiosks is to display merchandise for sale. Depreciation expense for kiosks was $3,090,000, $2,508,000 and $1,890,000 in fiscal
       1999, 1998, and 1997, respectively.

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

           Preopening Costs and Advertising Expense

            Preopening and start-up costs for new stores are charged to operations as incurred. Costs of advertising and sales promotion programs are charged to operations when incurred.

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

           Net Income Per Share

            Basic earnings per share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

            The following weighted average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon exercise of outstanding stock options, using the treasury stock method (in thousands).

                              Years ended March 31,
                                               --------------------------
                                                  1999    1998     1997
      -------------------------------------------------------------------
      Basic                                     9,119    8,765   7,886
      Dilutive effect of outstanding stock
        options, using the treasury stock         212      297     198
        method
      -------------------------------------------------------------------
      Diluted                                   9,331    9,062   8,084
      -------------------------------------------------------------------


           Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

           Stock Option Plan

            The Company has elected to continue to account for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds its exercise price. However, pro forma disclosure of net income and earnings per share is required under SFAS No. 123 with compensation expense for the Company's stock option plan determined based on the fair value method.

           Recent Accounting Pronouncements

            In June  1998,  the  Financial  Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate adoption of this standard will have a material impact on the Company's financial condition or results of operations.


            In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1
       requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard effective April 1, 1998. Adoption of this standard did not have a material impact on the Company's financial condition or results of operations for fiscal 1999.


           Stock Split

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

(2)    Common Stock Offering

            On June 30, 1997, the Company completed a secondary offering of 975,000 shares of its common stock. The transaction resulted in net proceeds (after underwriting discounts, commissions and offering expenses) to the Company of approximately $14.9 million which was used to repay indebtedness under the Company's revolving line of credit. Subsequently, in July 1997, the underwriters of the offering exercised their option to purchase an additional 146,250 shares of stock from the Company resulting in additional net proceeds of approximately $2.3 million.

(3)    Gold Consignment Agreements

            In connection with the acquisition of certain inventory, the Company maintains gold consignment agreements. In accordance with these consignment agreements, title to the gold remains with the gold consignors until purchased by the Company. At March 31, 1999, 1998 and 1997, the Company had consigned 143,443, 119,800, and 88,300 ounces of gold, respectively, with values of $40,085,000, $36,060,000 and $30,749,000, respectively. The purchase price per ounce is based on the Second London Gold Fixing. This gold was generally in the form of merchandise for sale held by the Company at its offices or in its stores. Consigned gold is not included in inventory, and there is no related liability recognized.

            Included in interest expense for the years ended March 31, 1999, 1998 and 1997 are consignment fees of $796,000, $912,000 and $620,000, respectively, based on fee rates of approximately 1.94%, 2.74% and 2.45%, respectively, of the value of consigned gold. The fee rates are adjusted periodically by the consignors upon giving seven to thirty days advance notice to the Company. The gold financing arrangements could be terminated by either the Company or the lender on 30 or 45 days notice, depending on the consignor.

(4)   Property, Fixtures and Equipment

            A summary of major classes of property, fixtures and equipment follows (in thousands):

                                    March 31,
                                                   ----------------------
                                                      1999        1998
      -------------------------------------------------------------------
      Land                                             $ 688       $ 688
      Furniture and fixtures                           5,043       3,881
      Kiosks                                          30,681      24,043
      Building and improvements                        7,283       5,413
      Computer   equipment, software and other
       equipment                                      11,622       9,326
      -------------------------------------------------------------------
                                                      55,317      43,351
      Less accumulated depreciation and amortization  21,024      16,136
      -------------------------------------------------------------------
                                                     $34,293     $27,215
      -------------------------------------------------------------------

(5)   Goodwill and Other Assets

           Goodwill and other assets are summarized as follows (in thousands):

                                    March 31,
                                                    ---------------------
                                                       1999        1998
      -------------------------------------------------------------------
     Goodwill(net of accumulated amortization of
      $1,866 and $735 at March 31, 1999 and 1998,
         respectively)                              $ 20,199    $ 6,296
      -------------------------------------------------------------------

      Other Assets:
        Noncompetition agreements (net of
         accumulated amortization of $303 and
         $125 at March 31, 1999 and 1998,
         respectively)                                  797         475
        Deferred expenses, principally long-term
         maintenance agreements                         455         416
        Cash surrender value of officers life
         insurance                                      487         415
        Other                                           254         189
      -------------------------------------------------------------------
                                                    $ 1,993     $ 1,495
      -------------------------------------------------------------------


            On August 31, 1998, the Company purchased all of the outstanding common stock of Piercing Pagoda of Florida, Inc. ("PPF"), the Company's sole licensee and operator of 22 locations under the Company's Piercing Pagoda and Plumb Gold trade names. The purchase agreement provides for the payment of approximately $11.4 million, subject to certain post closing adjustments, for all of the outstanding common stock of PPF and the payment of $100,000 per year for five years under the terms of a non-competition agreement with the former shareholder of PPF. Additionally, the former shareholder of PPF entered into an employment agreement with the Company as a corporate vice president at an annual salary of $125,000. The cost in excess of the fair value of the net assets acquired over their fair value of approximately $11.1 million has been recorded as goodwill and is being amortized over 15 years. The acquisition was accounted for as a purchase and the net assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition.

            The following unaudited pro forma financial information presents the combined results of operations of the Company and PPF as if the acquisition had occurred as of the beginning of fiscal 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and PPF constituted a single entity during such periods.


                               Twelve months ended
                                    March 31,
                                    1999 1998
    -----------------------------------------------------------------------
                            (In thousands, except per
                                   share data)

    Net sales                                   $ 257,154     $ 226,219
    -----------------------------------------------------------------------

    Net income                                   $ 6,926      $ 10,275
    -----------------------------------------------------------------------

    Diluted income per share                       $ 0.74       $ 1.15
    -----------------------------------------------------------------------


            In July 1998, the Company purchased 104 of the retail outlets of Sedgwick Sales, Inc., an independent kiosk retailer operating primarily under the name Golden Chain Gang ("GCG"). The purchase agreement provides for the payment of $3.0 million for these kiosk locations, leases and store fixtures. No inventory was acquired. The cost in excess of the fair value of the net assets acquired of approximately $2.6 million has been recorded as goodwill and is being amortized over 15 years. After a review of the initial sales results and future sales potential of the 104 locations acquired from GCG, management announced on September 28, 1998 that it would close 30 of these locations by March 31, 1999. See Note 6.

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

 (6) Accrued expenses and other current liabilities

            Accrued expenses and other current liabilities are summarized as follows (in thousands):


                                    March 31,
                                                    ---------------------
                                                       1999        1998
      -------------------------------------------------------------------
      Accrued payroll, vacation and related taxes   $ 6,254     $  5,230
      Sales tax payable                                 719         794
      Accrued rents payable                           1,089         938
      Liability under jewelry club program              989       1,109
      Liability under lifetime guarantee program      1,321       1,411
      Accrued store closure costs                     1,250           -
      Other accrued expenses                          3,131       2,941
      -------------------------------------------------------------------
                                                    $ 14,753    $ 12,423
      -------------------------------------------------------------------

            Included in accrued expenses at March 31, 1999 is approximately $1.2 million representing the estimated closure costs for stores closed or to be closed at March 31, 1999. These costs principally consist of estimated outstanding lease obligations associated with the 79 stores the Company closed in fiscal 1999 and the 35 additional locations for which a closure decision had been made at March 31, 1999, but which are scheduled to close in fiscal 2000.

(7) Long-term debt and revolving line of credit

            A summary of long-term debt and revolving line of credit follows (in thousands):

                                    March 31,
                                                     --------------------
                                                        1999       1998
      -------------------------------------------------------------------
      Revolving line of credit                       $ 19,800   $ 7,500
      Industrial development authority financing        5,801     2,489
      -------------------------------------------------------------------
      Total long-term debt                             25,601     9,989
      Less current installments                           432       247
      -------------------------------------------------------------------
                                                     $ 25,169   $ 9,742
      -------------------------------------------------------------------

            The Company currently has an unsecured revolving line of credit with its primary lender acting as agent for a syndicate of banks. This facility, which expires July 31, 2000, provides for maximum borrowings of $105 million through a combination of cash advances (which may not exceed $65 million) or letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of the rates designated by the Company's primary lender as its prime rate minus 100 basis points (6.75% at March 31, 1999) and a rate based on the rates charged on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (5.625% at March 31, 1999). However, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (6.04% at March 31, 1999 for a one-month maturity), subject to certain restrictions. Outstanding letters of credit incur a fee charged at an annual rate of 0.75%. At March 31, 1999, the Company had $41.2 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of $41,387,000 and $37,213,000 were issued at March 31, 1999 and 1998, respectively.

            The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; requires the Company to maintain minimum ratios of indebtedness to adjusted net income (as defined), current assets to current liabilities and indebtedness to capitalization (as defined); places limitations on the Company's ability to incur additional debt or grant security interests in its assets and restricts the redemption, purchase or retirement of its capital stock. The Company was in compliance with these covenants as of March 31, 1999.


            Borrowings under the revolving line of credit are summarized as follows (in thousands):

                                                               March 31,
                                                      --------------------------
                                                        1999     1998      1997
      --------------------------------------------------------------------------
      Borrowings at year end                         $19,800    $7,500   $24,200
      Interest rate on borrowings at year-end          6.33%     6.80%     7.50%
      Maximum  amount of borrowings
        outstanding at any month end                 $54,000   $33,400   $28,789
      Average aggregate borrowings
       during the year                               $23,147   $20,492   $14,823
      Weighted  average interest rate
       during the year                                 6.75%    7.03%     7.50%
      --------------------------------------------------------------------------

            In February 1999, the Company obtained a $1,000,000, fifteen-year term loan in connection with the Company's construction of a second warehouse and distribution center. This industrial development authority sponsored loan requires monthly payments of principal and interest of approximately $8,000 through March 2014 at an effective annual interest rate of 5.38%.

            In April 1998, the Company obtained a $2,565,000, fifteen-year term loan to finance the construction of a second warehouse and distribution facility on land the Company owns adjacent to its existing facility. This loan is collateralized by a letter of credit totaling $2,620,000 at March 31, 1999 which is supported by a lien on the newly constructed warehouse and distribution center which has a net carrying value of $3.1 million. The loan requires annual payments of principal at a varying rate of interest. In July 1999, the Company entered into an interest rate swap agreement with one of its primary lenders for a notional amount of $2,565,000 that effectively converted the variable rate interest obligation to a 6.23% fixed rate obligation for the full term of the loan.

            In May 1996, the Company obtained an additional $400,000 loan in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year. This loan, through an industrial development authority, requires monthly payments of principal and interest of approximately $4,000 through May 2006 at an effective annual interest rate of 4.59%.

            In October 1995, the Company obtained a $2,540,000, ten-year term loan through an industrial development authority. The loan is collateralized by a letter of credit totaling $2,247,000 at March 31, 1999 which is supported by a lien on the Company's corporate headquarters and distribution center which has a net carrying value of approximately $2.9 million at March 31, 1999. The terms of the loan require semi-annual interest payments at varying interest rates averaging 6.8% over the life of the loan. Principal payments, in varying amounts, are required annually.

            Maturities of the term loans are as follows at March 31, 1999 (in thousands):

                                                                 Amount
      -------------------------------------------------------------------
      2000                                                        $ 425
      2001                                                          446
      2002                                                          470
      2003                                                          500
      2004                                                          529
      Subsequent to 2004                                          3,431
      -------------------------------------------------------------------
      Total payments                                            $ 5,801
      -------------------------------------------------------------------

(8)   Leases

            The Company leases space primarily in shopping malls under operating leases expiring in various years through fiscal 2009. In the normal course of business, operating leases are generally renewed or replaced by other leases; thus, it is anticipated that future annual lease expense will not be less than the amount shown below for 1999. Generally, the leases also contain provisions for contingent rental payments of approximately 10% of gross sales in excess of specified amounts.

            Minimum   future  rental   payments  as  of  March  31,  1999  under
       non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

                                                                Amount
      -------------------------------------------------------------------
      2000                                                    $ 22,411
      2001                                                      15,728
      2002                                                       9,183
      2003                                                       5,203
      2004                                                       2,470
      Subsequent to 2004                                         1,626
      -------------------------------------------------------------------
      Total rental payments                                   $ 56,621
      -------------------------------------------------------------------

            A summary of minimum rent and contingent rent expense under operating leases is as follows (in thousands):

                              Years ended March 31,
                                                   --------------------------
                                                  1999       1998     1997
      -----------------------------------------------------------------------
      Minimum rentals                          $ 29,027   $ 23,690   $ 17,292
      Contingent rentals                           2,003     1,916      1,498
      -----------------------------------------------------------------------
      Total rental expense                     $ 31,030   $ 25,606   $ 18,790
      -----------------------------------------------------------------------


(9)   Employee Benefit Plans

            The Company has a defined contribution plan for Company employees who are at least 21 years of age and have worked at least 1,000 hours in the past year. The Plan consists of a profit sharing fund and a 401(k) fund. Annual contributions to the profit sharing fund are determined at the discretion of management. Total contributions to this fund were $250,000, $500,000 and $300,000 in fiscal 1999, 1998 and 1997, respectively.

            The Company provides a matching contribution provision to the Company's 401(k) fund. The matching rate for Company contributions is $.50 per dollar contributed by the employee up to 4% of the employee's income. The Company's matching contributions totaled $297,000, $212,000 and $181,000 in fiscal 1999, 1998 and 1997, respectively. These matching contributions are 100% vested at the time they are made.

            See Note 12 for a description of the Company's employee stock purchase plan.

(10)  Income Taxes

            Income taxes in the consolidated statements of income consists of the following components (in thousands):

                                                 Years ended March 31,
                                               --------------------------
                                                 1999    1998     1997
      -------------------------------------------------------------------
      Current tax expense:
         Federal                               $ 3,673  $ 5,346 $ 3,703
         State                                     719      503     334
      -------------------------------------------------------------------
                                                 4,392    5,849   4,037
      -------------------------------------------------------------------
      Deferred tax expense
         Federal                                   645      570     251
         State                                     188      162      84
      -------------------------------------------------------------------
                                                   833      732     335
      -------------------------------------------------------------------
                                               $ 5,225  $ 6,581 $ 4,372
      -------------------------------------------------------------------

            The tax effect of temporary  differences  that give rise to deferred
       tax  assets  and  deferred  tax   liabilities  are  presented  below  (in
       thousands):

                                                            March 31,
                                                       --------------------
                                                          1999       1998
      ---------------------------------------------------------------------
      Deferred tax liabilities:
        Excess of tax over book depreciation            ($ 3,877  ($ 2,827)
        Employee benefit plans                             (310)      (250)
      ---------------------------------------------------------------------
      Total deferred tax liabilities                     (4,187)    (3,077)
      ---------------------------------------------------------------------

      Deferred tax assets:
        Inventory                                           235        382
        Accrual for lifetime guarantee costs                528        563
        Accrued vacation expense                            456        468
        Accrual for jewelry club costs                      395        443
        Accrued group insurance                             266        226
        Accrued store closure costs                         494          -
        Other                                               550        432
      ---------------------------------------------------------------------
      Total deferred tax assets                           2,924      2,514
      Less valuation allowance                                -         -
      ---------------------------------------------------------------------
      Net deferred tax assets                             2,924      2,514
      ---------------------------------------------------------------------
      Net deferred tax liability                        ($ 1,263)   ($ 563)
      ---------------------------------------------------------------------

            Based upon the Company's current and historical taxable history and the anticipated level of future taxable income, management of the Company believes the existing deductible differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at March 31, 1999.


            Income tax expense in 1999, 1998 and 1997 differs from the amounts computed by applying the federal statutory rate of 34% to income before taxes as follows (in thousands):

                                                   Years ended March 31,
                                                 -------------------------
                                                   1999     1998     1997
      --------------------------------------------------------------------
      Tax expense at statutory rates              $ 4,375 $ 5,967  $ 4,049
      State income taxes, net of federal benefit      599     439      276
      Non-deductible  amortization of cost in
        excess of net assets of acquired business     187      39        6
      Other                                            64     136       41
      --------------------------------------------------------------------
                                                  $ 5,225 $ 6,581  $ 4,372
      --------------------------------------------------------------------

(11)  Transactions with Related Parties

            The Company performs certain administrative functions for entities owned by the Company's Chief Executive Officer and its President. The Company charged to the entities $10,000, $13,000 and $10,000 in fiscal 1999, 1998, and 1997, respectively, representing certain direct expenses and the estimated fair value of providing administrative services, primarily allocations of salary and overhead.

            Included in accounts receivable at March 31, 1999 and 1998 are $0 and $420,000, respectively, from the sale of merchandise and other supplies to the licensee. On August 31, 1998, the Company acquired all of the outstanding stock of the licensee. See Note 5.

(12)  Stockholders' Equity

            The Company has a stock option plan that provides for the grant of common stock options to eligible employees and others. The aggregate maximum number of shares of common stock available for awards under the plan is 900,000. Stock options granted may be the fair market value of the stock or at a price determined by a committee of the Board of Directors. The options vest over a period of up to five years and are exercisable over a period determined by the committee, but not longer than ten years.

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

                                              Years ended March 31,
                                      -----------------------------------
                                           1999       1998       1997
      -------------------------------------------------------------------
      Net income:
        As reported                      $ 7,643    $ 10,969   $ 7,538
        Pro forma                        $ 6,587    $ 9,762     $ 6,728

      Diluted earnings per share:
        As reported                       $ 0.82      $ 1.21    $ 0.93
        Pro forma                         $ 0.71      $ 1.08    $ 0.83
      -------------------------------------------------------------------


            The per share weighted average fair value of stock options granted during fiscal 1999, 1998 and 1997 were $12.21, $10.56 and $9.22, respectively, on the date of grant and were determined using the Black-Scholes option-pricing model based upon the following weighted-average assumptions:


                                          1999       1998        1997
      -------------------------------------------------------------------
      Expected dividend yield             0.0%       0.0%         0.0%
      Expected volatility                58.9       42.1         49.4
      Risk-free interest rate             5.3        5.7          5.4
      Expected life (in years)            9.0        9.0          9.6
      -------------------------------------------------------------------

            Pro forma net income reflects only options granted since fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of up to five years and compensation cost for options granted prior to April 1, 1995 is not considered.

           Summarized stock option data is as follows:

                                                   Weighted
                                                    Average      Shares
                                                   Exercise   Under Option
                                                    Price
      -------------------------------------------------------------------
      -------------------------------------------------------------------
      Outstanding at March 31, 1996                  $ 6.06    374,400
        Granted                                       13.86    279,000
        Exercised                                      5.52    (38,325)
        Canceled                                       9.05    (22,950)
      -------------------------------------------------------------------
      Outstanding at March 31, 1997                    9.65    592,125
        Granted                                       17.45    224,250
        Exercised                                      7.97    (41,400)
        Canceled                                      12.55    (24,300)
      -------------------------------------------------------------------
      Outstanding at March 31, 1998                   11.98    750,675
        Granted                                       17.52     71,000
        Exercised                                      7.01    (19,825)
        Canceled                                      18.24    (11,402)
      -------------------------------------------------------------------
      Outstanding at March 31, 1999                   12.51    790,448
      -------------------------------------------------------------------
      Exercisable                                    $ 9.70    449,148
      -------------------------------------------------------------------


            The following table summarizes information concerning currently outstanding and exercisable options:


                                                   Exercise Price
                                       $ 5.33 -         $ 9.00 -      $ 14.00 -
                                        $ 7.08           $ 12.33        $ 24.17
      --------------------------------------------------------------------------
      Options outstanding at
        March 31, 1999                  244,850          116,949        428,649
      Weighted average remaining
       contractual life (years)            5.25             7.70           8.40
      Weighted average exercise
        price                            $ 5.48          $ 11.64        $ 16.77
      Options exercisable at
        March 31, 1999                  243,050           56,250        149,848
      Weighted average exercise
           price                         $ 5.48          $ 12.11        $ 15.64
      --------------------------------------------------------------------------


            On October 12, 1995, the Company created an Employee Stock Purchase Plan under which the sale of 144,000 shares of its common stock has been authorized. Generally, all employees who meet the requirements for participation in any of the Company's other employee benefit plans are also eligible to participate in this plan. Employees may designate up to the lesser of $25,000 or 5% of their annual compensation for the purchase of common stock. The price for the shares purchased under the plan is the lower of 85% of the fair market value on the first or last day of the purchase period. Employees are not permitted to obtain share certificates or sell or transfer any shares for one year from the last day of the offering period in which the shares were purchased. During fiscal 1999, 1998 and 1997, 26,484, 13,976 and 12,226 shares, respectively, were issued under this plan.

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

            On October 19, 1998, a lawsuit was filed, purportedly as a class action, against the Company and certain of its executive officers in the U.S. District Court of the Eastern District of Pennsylvania. The lawsuit alleges, among other things, that the Company and certain of its officers made materially false and misleading statements and/or failed to disclose material information regarding the Company's business performance and prospects. On January 4, 1999, the Company filed a motion to dismiss the suit, after which the plaintiffs filed an amended complaint. The Company currently has pending before the court a motion to dismiss the amended complaint. The Company believes that the lawsuit has no merit and intends to contest the case vigorously if its motion to dismiss is unsuccessful. Although the ultimate outcome of the lawsuit cannot be determined, management does not believe the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, there can be no assurance as to the ultimate resolution of this matter.


            At March 31, 1999, the Company had commitments outstanding of approximately $1.1 million primarily for the construction of new kiosks, in-line stores or the renovation of existing stores as well as fixtures and supplies for current and planned stores.

      Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                              PART III

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

            The information required by this item (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

      Item 11. EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                             PART IV

      Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this Report.

         1. Financial Statements                                        Page

            Independent Auditors' Report                                  30

            Consolidated Balance Sheets at March 31, 1999 and 1998        31

            Consolidated Statements of Income for the Years ended
            March 31, 1999, 1998 and 1997                                 32

            Consolidated Statements of Changes in Stockholders'
            Equity for the Years ended March 31, 1999, 1998 and 1997      33

            Consolidated Statements of Cash Flows for the Years ended
            March 31, 1999, 1998 and 1997                                 34

            Notes to Consolidated Financial Statements                    36

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

      10.28 Amended and Restated Consignment Agreement dated July 26, 1994 between Rhode Island Hospital Trust National Bank and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, nitially filed with the Securities and Exchange Commission on June 14, 1994). initially filed with the Securities and Exchange Commission on June 14, 1994).

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

      10.31 Registrant's  1994 Stock Option Plan  (incorporated  by reference to
            Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).**

      10.32 Registrant's 1994 Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994) .**

      10.33 Registrant's  Annual  Incentive Plan  (incorporated  by reference to
            Exhibit 10.9 to the Registrant's Registration Statement on form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).**

      10.34 Registrant's Retirement & Savings Plan (incorporated by reference to
            Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).**

      10.35 Registrant's Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-982288, initially filed with the Securities and Exchange Commission on October 18, 1995).**

      10.36 Tax Indemnification Agreement dated June 10, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June 14, 1994).

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

      10.47 Seventh Amendment and Agreement to Consignment Agreement dated October 2, 1997 Between Fleet Precious Metals, Inc. and the Registrant (incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on June 22, 1998).

      10.48 Asset Purchase Agreement dated May 8, 1998 between Piercing Pagoda, Inc. and Sedgwick Sales, Inc., a Nevada corporation, Donald M. Sedgwick, Gregory K. Stapley, The Sedgwick Family Trust and the Beneficiary of the Trust.(incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on June 22, 1998).

      10.49 Not applicable.

      10.50 Eighth Amendment and Agreement to Consignment Agreement Dated May 5, 1998, Between the Registrant and Fleet Precious Metals Inc. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 13, 1998).

      10.51 Fourth Amendment To Amended And Restated Consignment Agreement Dated May 15, 1998 Between The Registrant And Rhode Island Hospital Trust National Bank (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 13,
            1998).

      10.52 Second Amendment to Syndicated Loan Agreement Date September 2, 1998 between the Registrant and Summit Bank, First Union National Bank and CoreStates Bank, N.A. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.53 Second Revolving Replacement Note Dated September 2, 1998 between the Registrant and Summit Bank. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.54 Second Revolving Replacement Note Dated September 2, 1998 between the Registrant and First Union National Bank (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.55 Bond Placement Agreement Dated April 29, 1998 between the Registrant and CoreStates Securities Corp. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.56 Open-end Mortgage and Security Agreement Dated April 29, 1998 between the Registrant and CoreStates Bank, N.A. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.57 Trust Indenture Dated April 29, 1998 between the Registrant and Dauphin Deposit Bank And Trust Company (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.58 Pledge and Security Agreement Dated April 29, 1998 between the Registrant and CoreStates Bank, N.A. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.59 Assignment of Lease Interest Dated April 29, 1998 between the Registrant and CoreStates Bank, N.A. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.60 Reimbursement Agreement Dated April 29, 1998 between the Registrant and Summit Bank, First Union National Bank and CoreStates Bank, N.A. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999).

      10.61 Mortgage subordination agreement between Northampton County New Jobs Corp, First Union National Bank ,and the Registrant dated February 18, 1999.*

      10.62 Consent, Subordination and Assumption Agreement effective February 18, 1999 between the Registrant, Northampton County New Jobs Corp. in favor of the Pennsylvania Industrial Development Authority.*
      10.63 Stock Purchase Agreement by and between Piercing Pagoda, Inc. and Richard P. Russ, dated as of August 31, 1998 . (incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 16, 1998).

      11 Not applicable.

      12 Not applicable.

      13 Not applicable.

      16    Not applicable.

      18    Not applicable.

      21    Subsidiaries of Registrant.*

      22 Not applicable.

      23 Consent of KPMG LLP, independent certified public accountants.*

      24 None.

      27    Financial Data Schedule. *


         * Filed herewith.

         ** Management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the last quarter of fiscal 1999.


      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the township of Hanover in the Commonwealth of Pennsylvania on June 24, 1999.

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

           Signature                Title                   Date




 /s/ Richard H. Penske
   Richard H. Penske        Chief Executive Officer and      June 24, 1999
                               Chairman of the Board
                        (Principal Executive Officer)





/s/ John F. Eureyecko
  John F. Eureyecko        Director, President and           June 24, 1999
                           Chief Operating Officer
                           (Principal  Financial and
                           Accounting Officer)


/s/ Alan R. Hoefer
  Alan R. Hoefer           Director                           June 24,1999




/s/ Mark A. Randol
  Mark A. Randol           Director                          June 24, 1999