Form 10-Q
period 1999-06-30
PIERCING PAGODA INC
filed 1999-08-12
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

        Registrant's Telephone Number, Including Area Code: (610)691-0437

                                       N/A
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of the registrant's common stock is 9,149,325 (as of August 11, 1999)

                       PIERCING PAGODA, INC.


                               INDEX
                                                             PAGE
                    PART I - FINANCIAL INFORMATION          NUMBER

  Item 1.   Financial Statements

            Consolidated balance sheets as of
            June 30, 1999 (unaudited) and March 31, 1999       3

            Consolidated statements of operations for the
            three months                                       4
            ended June 30, 1999 and 1998(unaudited)

            Consolidated statements of cash flows for
            the  three months ended June 30, 1999 and          5
            1998(unaudited)

            Notes to consolidated financial statements         7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                 14

                     PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                 15


  Item 2.   Changes in Securities and Use of Proceeds         15


  Item 3.   Defaults Upon Senior Securities                   15


  Item 4.   Submission of Matters to a Vote of Security
            Holders                                           15

  Item 5.   Other Information                                 15

  Item 6.   Exhibits and Reports on Form 8-K                  15

            Signatures                                        16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                PIERCING PAGODA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)
                                                June 30,    March 31,
                                                  1999         1999
                                                ----------  -----------
  Assets                                        (Unaudited)
Current assets
  Cash                                            $ 3,638     $ 4,068
  Accounts receivable                               4,508       4,674
  Inventory                                        53,843      53,685
  Deposits for inventory purchases                  2,162         707
  Prepaid expenses and other current assets           802       1,337
  Prepaid income taxes                                342         131
  Deferred tax assets                               2,335       2,213

                                                ----------  -----------
Total current assets                               67,630      66,815

Property, fixtures and equipment, net              35,057      34,293
Goodwill, net                                      20,121      20,199
Other assets                                        1,953       1,993

                                                ==========  ===========
                                                $ 124,761   $ 123,300
                                                ==========  ===========
  Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                $ 4,615     $ 3,934
  Current installments of long-term debt and          428         432
  revolving line of credit
  Income taxes payable                                  -         125
  Accrued expenses and other current               13,122      14,753
  liabilities

                                                ----------  -----------
Total current liabilities                          18,165      19,244

Long-term debt, less current installments          27,827      25,169
Deferred tax liabilities                            3,670       3,476
Other liabilities                                     849         920

                                                ----------  -----------
Total liabilities                                  50,511      48,809

Commitments and contingencies
Stockholders' equity
  Preferred stock, par value $.01 per share,
   authorized 3,000,000 shares. None issued.            -           -
  Common stock, par value $.01 per share,
   authorize 15,000,000 shares. Issued 9,143,100
   shares and 9,133,901 at June 30, 1999 and
   March 31, 1999, respectively.                       92          92
  Additional paid-in capital                       40,976      40,906
  Retained earnings                                33,182      33,493

                                                ----------  -----------
Total stockholders' equity                         74,250      74,491
                                                ----------  -----------
                                                $ 124,761   $ 123,300
                                                ==========  ===========

See accompanying notes to consolidated financial statements.


               PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)

                                                       Three months
                                                          ended
                                                         June 30,
                                                     -----------------
                                                      1999     1998
                                                     -------  --------

Net sales                                           $58,154   $48,018
Cost of goods sold and
 occupancy expenses, (excluding
  depreciation on kiosks and
  store fixtures)                                    32,665    26,633
                                                     -------  --------
Gross profit                                         25,489    21,385

Selling, general and
 administrative expenses,
 (including depreciation on kiosks
  and store fixtures)                                25,348    20,755
                                                     -------  --------
Income from operations                                  141       630

Interest and other income                                41        96
Interest expense                                        702       563
                                                     -------  --------
Earnings (loss) before income                          (520)      163
taxes

Income tax expense (benefit)                           (209)       61
                                                     =======  ========
Net income (loss)                                     ($311)    $ 102
                                                     =======  ========

Basic earnings (loss) per share                      ($0.03)   $ 0.01
                                                     =======  ========
Diluted earnings (loss) per share                    ($0.03)   $ 0.01
                                                     =======  ========

See accompanying notes to consolidated financial statements.


               PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)
                                                  Three months ended
                                                       June 30,
                                                 ---------------------
                                                   1999         1998
                                                 ---------  ----------
Cash flows from operating activities:
  Net income (loss)                               ($ 311)     $ 102
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                  1,983      1,483
    Other changes in other assets                     20         15
    Deferred income taxes                             72         45
    Change in operating assets and liabilities
       net of effects of acquisitions:
      Accounts receivable                            166        210
      Inventory                                     (158)    (4,936)
      Deposits for inventory purchases            (1,455)      (416)
      Prepaid expenses and other current assets      535        (81)
      Prepaid income taxes                          (211)      (244)
      Accounts payable                               681      1,962
      Accrued expenses and other current
       liabilities                                (1,631)      (992)
      Income taxes payable                          (125)      (296)
      Other liabilities                              (71)       (46)

                                                 ---------  ----------
Net cash used in operating activities               (505)    (3,194)

Cash flows from investing activities:
  Additions to property, fixtures and equipment   (2,296)    (3,693)
  Payments for purchase of businesses               (298)      (135)
  Noncurrent deposits, net                           (42)       (88)

                                                 ---------  ----------
Net cash used in investing activities             (2,636)    (3,916)

Cash flows from financing activities:
  Repayments of long-term debt                      (146)        (9)
  Revolving line of credit, net                    2,800      3,700
  Loan fees paid                                     (13)       (98)
  Proceeds from issuance of long-term debt             -      2,565
  Net proceeds from issuance of common stock
   under employee share plans                         70        129

                                                 ---------  ----------
Net cash provided by financing activities          2,711      6,287

                                                 ---------  ----------
Net decrease in cash                                (430)      (823)

Cash at beginning of period                        4,068      2,699

                                                 =========  ==========
Cash at end of period                             $3,638     $1,876
                                                 =========  ==========




               PIERCING PAGODA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (In thousands)
                             (Unaudited)
                                                  Three months ended
                                                       June 30,
                                                 ---------------------
                                                   1999       1998
                                                 ---------  ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                        $ 703      $ 505
                                                 =========  ==========
   Income taxes, net                                $ 55      $ 617
                                                 =========  ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1          Summary of significant accounting policies

          The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 1999. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

          Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2          Earnings Per Share

          The following weighted average number of shares of common stock were used in the calculations for earnings (loss) per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of outstanding stock options, using the treasury stock method.

                                            1999            1998
        Basic                             9,143,105       9,088,398
        Dilutive effect of
         outstanding stock options,
         using the treasury stock
         method (1)                           -             367,098
                                         ----------       ---------

        Diluted                           9,143,105        9,455496

          (1) For the period ended June 30, 1999, the dilutive effect of outstanding stock options was not considered in the calculation of diluted loss per share because their effects were anti-dilutive.

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

Note 3          Property, Fixtures and Equipment

          A summary of major classes of property, fixtures and equipment follows (in thousands):

                                          June 30,    March 31,
                                            1999         1999
                                        ------------  ----------
     Land                                  $  688       $   688
     Furniture and fixtures                 5,397         5,043
     Kiosks                                32,192        30,681
     Buildings and improvements             7,294         7,283
     Computer equipment, software
      and other equipment                  12,042        11,622

                                        ------------  -----------
                                           57,613        55,317
     Less accumulated depreciation
      an amortization                      22,556        21,024

                                        ============  ===========
                                         $ 35,057      $ 34,293
                                        ============  ===========



Note 4          Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                          June 30,    March 31,
                                            1999         1999
                                        ------------  ---------
     Accrued payroll, vacation
      and related taxes                 $ 5,084       $  6,254
     Sales tax payable                      893            719
     Accrued rents payable                  989          1,089
     Liability under jewelry
      club program                        1,040            989
     Liability under lifetime
      guarantee program                   1,321          1,321
     Accrued store closure costs            941          1,250
     Other accrued expenses               2,854          3,131
                                        ==========    =========
                                        $ 13,122      $ 14,753
                                        ==========    =========


          During the period ended June 30, 1999, the Company closed 11 stores, including 8 stores for which anticipated closure costs had been accrued at March 31, 1999. In addition, the Company made payments to settle 17 outstanding lease obligations which had also been accrued at March 31, 1999. Accordingly, the Company's accrual for store closure costs was reduced to reflect the payments towards these obligations.

    Note 5      Litigation

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

          The Company's consolidated net sales are comprised primarily of sales generated by the Company's stores and, to a much lesser extent, wholesale sales primarily to an independent store operator in Florida to which the Company licensed the use of its store name and concept (the "Florida Licensee"). On August 31, 1998, the Company acquired all of the outstanding common stock of the Florida Licensee and now operates all the stores previously owned by the Florida Licensee. Beginning on September 1, 1998 net sales consist entirely of sales generated by the Company's retail stores. Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy, and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses including depreciation of kiosks and amortization of goodwill.

Results of operations

Three months ended June 30, 1999 and 1998

          Consolidated net sales increased $10.2 million, or 21%, from $48.0 million for the three months ended June 30, 1998 to $58.2 million for the three months ended June 30, 1999. This increase was due primarily to net sales generated by new stores opened or acquired by the Company and a $2.8 million, or 6%, increase in comparable store net sales. There were a total of 934 stores open at June 30, 1999 compared to 812 at June 30, 1998, an increase of 15%. The average jewelry units sold per comparable store during the quarter increased 8% to 2,600 for the three months ended June 30, 1999 compared to 2,400 at June 30, 1998. The average price per jewelry unit sold increased slightly to $24.97 for the three months ended June 30, 1999 compared to $24.78 for the three months ended June 30, 1998. The increase in average jewelry units sold primarily reflects increased unit volume caused by greater promotional activity during the current period.

          Gross profit increased $4.1 million, or 19%, from $21.4 million for the three months ended June 30, 1998 to $25.5 million for the three months ended June 30, 1999. The Company's gross profit margin decreased from 44.5% for the three months ended June 30, 1998 to 43.8% for the three months ended June 30, 1999. This decrease is primarily due to a greater amount of promotional activity, partially offset by lower occupancy costs and other expenses and the the elimination of wholesale sales to the Florida Licensee. The Company increased the amount of its promotional activity in the quarter to increase the sell-through of selected merchandise in anticipation of the introduction of new merchandise styles in the first, second and third fiscal quarters. However, in August of 1998, the Company acquired its sole licensee and began operating the former licensee's 22 stores as its own. As a result, the sales of these stores are now reflected as the Company's own retail sales rather than wholesale sales to the licensee. Wholesale sales to the licensee produced a lower gross margin than the Company's own retail net sales.

          Selling, general and administrative expenses increased $4.5 million, or 21.6%, from $20.8 million for the three months ended June 30, 1998 to $25.3 million for the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 43.2% for the three months ended June 30, 1998 to 43.6% for the three months ended June 30, 1999. The increase in selling, general and administrative expenses primarily reflects higher store payroll costs due to the increase in the number of stores operated by the Company compared to the previous year, higher administrative expenses to support new stores and higher amortization expense, primarily due to goodwill incurred in connection with the Company's acquisitions of its Florida Licensee in August of 1998 and 104 locations from Sedgwick Sales, Inc. in July of 1998. Depreciation and amortization expense increased 33% to $2.0 million in the three months ended June 30, 1999 from $1.5 million in the three months ended June 30, 1998 due primarily to higher amortization of goodwill and capital expenditures for new stores and the upgrading of kiosks in existing locations.

          Interest expense increased $139,000, or 24.7%, from $563,000 for the three months ended June 30, 1998 to $702,000 for the three months ended June 30, 1999, and as a percentage of net sales was unchanged at 1.2% for the three months ended June 30, 1999 and 1998, respectively. The increase in interest expense reflects higher average balances on the Company's revolving line of credit agreement and an increase in the number of ounces consigned under the Company's gold consignment arrangements.

          As a result of the foregoing, the Company's net income decreased from $102,000 for the three months ended June 30, 1998 to a net loss of $311,000 for the three months ended June 30, 1999.

Liquidity and capital resources

          The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program and a revolving credit facility. The Company's working capital increased to $49.5 million at June 30, 1999 from $47.6 million at June 30, 1998. At June 30, 1999, the Company had outstanding borrowings of $22.6 million under its revolving line of credit and $5.7 million of long-term debt outstanding, including $428,000 classified as a current liability. In addition, the Company had consigned 152,834 ounces of gold under its gold consignment program valued at approximately $39.9 million.

          Net cash used in operating activities was $505,000 for the three months ended June 30, 1999 compared to net cash used in operating activities of $3.2 million for the same period in the prior year. Net cash used in operating activities primarily reflects increases in inventory deposits made to secure production of holiday merchandise and reductions in accrued expenses, partially offset by depreciation and amortization. Net cash used in operating activities in the three months ended June 30, 1998 primarily reflects increases in inventory to stock newly acquired and opened stores as well as to provide initial inventory for the anticipated opening of 104 locations acquired from Sedgwick Sales, Inc.

          Net cash used in investing activities was $2.6 million during the three months ended June 30, 1999 compared to $3.9 million during the three months ended June 30, 1998. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores, and the renovation of existing stores.

          Net cash provided by financing activities was $2.7 million for the three months ended June 30, 1999 versus $6.3 million during the three months ended June 30, 1998. Net cash provided by financing activities during the three months ended June 30, 1999 primarily reflects increased borrowings under the Company's existing line of credit to fund operations.

          The Company's revolving credit facility provides for maximum borrowings of $105.0 million through a combination of cash advances (which may not exceed $65 million) and letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. At June 30, 1999, the Company had $38.9 million available to be borrowed under its revolving credit facility and was in compliance with covenants contained in the agreement. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs. The Company is currently renegotiating its revolving line of credit agreement in advance of its expiration and anticipates signing a new agreement prior to the expiration of the existing revolving credit facility. The company is also currently considering expanding its gold consignment program by establishing consignment arrangements with a new consignment bank.

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

          The Company relies significantly on both IT and non-IT systems in its retail outlets as well as at its corporate headquarters and distribution center. These systems include hardware and software that the Company uses to conduct its operations, analyze business performance and safeguard assets. The Company's strategy for addressing Year 2000 compliance has been to replace or renovate all critical systems identified as non-compliant. Accordingly, in fiscal 1999, the Company implemented a process to identify, remediate and test all critical systems. The Company has now substantially completed the identification and remediation portions of this process. For the remainder of calendar 1999, the Company will focus its efforts on testing these systems to ensure Year 2000 compliance as well as developing contingency plans to address Year 2000 related issues which may occur as a result of circumstances beyond the Company's control.

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

Forward-looking statements

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. A number of the matters and subject areas discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are not limited to historical or current facts and deal with potential future circumstances and developments. Prospective investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. A variety of factors could cause the Company's actual results to differ materially from the expected results expressed in the Company's forward-looking statements, including, without limitation: the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms; the Company's ability to hire, train and retain qualified personnel; the availability of adequate capital resources and the successful integration of new stores into the Company's existing operations; the Company's ability to successfully implement and improve management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations; fluctuations in quarterly net sales, and, in particular, third quarter net sales; fluctuations in gold prices; competitive conditions; economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation, as well as trends with respect to mall shopping generally and the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Company's stores; and the possibility of the enactment of legislation, or the modification of existing or pending legislation, in jurisdictions in which the Company operates, that would adversely affect the Company's ear piercing or other activities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of March 31, 1999.

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

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits

           27   Financial Data Schedule.

      b)   Reports on Form 8-K

           During the quarter ended June 30, 1999, no reports on Form 8-K were filed.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    PIERCING PAGODA, INC.
                                          (Registrant)



    Date:  August 11, 1999          /s/ John F. Eureyecko
                                    John F. Eureyecko
                                   President,
                                    Chief Operating Officer
                                    (Principal Financial Officer)



    Date:  August 11, 1999          /s/ Brandon R. Lehman
                                    Brandon R. Lehman
                                    Treasurer
                                    (Principal Accounting Officer)

                         INDEX TO EXHIBITS
                                                           Sequentially
  Exhibit                                                  Numbered
  Number                                                     Page

    27      Financial Data Schedule                           18