Form 10-Q
period 1999-09-30
PIERCING PAGODA INC
filed 1999-11-12
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______

                         Commission File Number 0-24860

                              PIERCING PAGODA, INC.

            (Exact Name of Registrant as Specified in its Charter)

              Delaware                           23-1894725
      (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)     Identification Number)


             3910 Adler Place
              Bethlehem, PA                       18017
       (Address of Principal                    (Zip Code)
            Executive Offices)

    Registrant's Telephone Number, Including Area Code: (610)
                             691-0437

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if
                    Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 9,161,124 (as of November 11, 1999)

                              PIERCING PAGODA, INC.


                                      INDEX
                                                             PAGE
                    PART I - FINANCIAL INFORMATION          NUMBER

  Item 1.   Financial Statements

            Consolidated balance sheets as of
            September 30, 1999 (unaudited) and March 31,       3
            1999

            Consolidated  statements  of  operations
            for the three months ended
            September  30,  1999 and 1998 (unaudited)
            and  the six months  ended September 30, 1999
            and 1998 (unaudited)                               4

            Consolidated statements of cash flows for the
            six months ended September 30, 1999 and 1998       5
            (unaudited)

            Notes to consolidated financial statements         7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10

  Item 3.   Quantitative and Qualitative Disclosures          17
            About Market Risk

                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                 18


  Item 2.   Changes in Securities and Use of Proceeds         18


  Item 3.   Defaults Upon Senior Securities                   18

  Item 4.   Submission of Matters to a Vote of Security       18
            Holder

  Item 5.   Other Information                                 19

  Item 6.   Exhibits and Reports on Form 8-K                  19

            Signatures                                        20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                PIERCING PAGODA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                               September 30,  March 31,
                                                   1999        1999
                                                ----------  -----------
  Assets                                        (Unaudited)

Current assets
  Cash                                          $  1,245     $  4,068
  Accounts receivable                              5,110        4,674
  Inventory                                       65,991       53,685
  Deposits for inventory purchases                   467          707
  Prepaid expenses and other current assets          500        1,337
  Prepaid income taxes                             1,804          131
  Deferred tax assets                              1,766        2,213

                                                ----------  -----------
Total current assets                              76,883       66,815

Property, fixtures and equipment, net             35,559       34,293
Goodwill, net                                     19,744       20,199
Other assets                                       2,065        1,993

                                                ==========  ===========
                                                $134,251     $123,300
                                                ==========  ===========
  Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                               $ 5,525      $ 3,934
  Current installments of long-term debt and
    revolving line of credit                      33,426          432
  Income taxes payable                                 -          125
  Accrued expenses and other current              12,192       14,753
  liabilities

                                                ----------  -----------
Total current liabilities                         51,143       19,244

Long-term debt, less current installments          5,209       25,169
Deferred tax liabilities                           3,922        3,476
Other liabilities                                    721          920

                                                ----------  -----------
Total liabilities                                 60,995       48,809

Commitments and contingencies
Stockholders' equity
  Preferred stock, par value $.01 per share,
    authorized 3,000,000 shares. None issued.        -            -
  Common stock, par value $.01 per share,
    authorized 15,000,000 shares.
    Issued 9,124,624 shares and 9,133,901
    at September 30, 1999 and
    March 31, 1999, respectively.                     92           92
  Additional paid-in capital                      41,127       40,906
  Treasury stock at cost                           (462)           -
  Retained earnings                               32,499       33,493

                                                ----------  -----------
Total stockholders' equity                        73,256       74,491
                                                ----------  -----------
                                                $134,251    $ 123,300
                                                ==========  ===========
See accompanying notes to consolidated financial statements.

               PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                                   (Unaudited)

                                Three months ended   Six months ended
                                  September 30,       September 30,
                                -------------------  -----------------
                                  1999      1998      1999     1998
                                ---------  --------  -------  --------

Net sales                       $ 54,827   $49,670  $112,981  $97,688

Cost of goods sold and
  occupancy expenses,
 (excluding depreciation on       29,208    27,620    61,873   54,253
   kiosks and store fixtures)
                                ---------  -------- -------  --------

Gross profit                      25,619    22,050    51,108   43,435

Selling, general and
 administrative expenses,
 (including depreciation on
  kiosks and store fixtures)      25,848    24,172    51,196   44,927

                                ---------  -------- -------  --------

Loss from operations                (229)   (2,122)      (88)  (1,492)

Interest and other income             54        89        95      185
Interest expense                     944       837     1,646    1,400
                                ---------  -------- -------  --------

Loss before income taxes         ( 1,119)   (2,870)   (1,639)  (2,707)

Income tax benefit                  (436)   (1,106)     (645)  (1,045)
                                =========  ========  =======  ========
Net loss                          $ (683)  $(1,764)    $(994) $(1,662)

                                =========  ========  =======  ========

Basic and diluted loss per
 share                           $ (0.07)   $(0.19)   $(0.11)  $(0.18)
                                =========  ========  =======  ========

See accompanying notes to consolidated financial statements.

               PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                   Six months ended
                                                    September 30,
                                                 ---------------------
                                                 1999         1998
                                                 ---------  ----------

Cash flows from operating activities:
  Net loss                                        $ (994)   $(1,662)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                  4,075      3,205
    Loss on disposal of furniture, fixtures and
     equipment                                        91          -
    Other changes in other assets                     87         54
    Deferred income taxes                            893        269
    Change in operating assets and liabilities
       net of effects of acquisitions:
      Accounts receivable                           (436)        70
      Inventory                                  (12,306)   (17,490)
      Deposits for inventory purchases               240       (113)
      Prepaid expenses and other current assets      837        567
      Prepaid income taxes                        (1,673)    (1,724)
      Accounts payable                             1,591      6,800
      Accrued expenses and other current
       liabilities                                (2,561)        56
      Income taxes payable                          (122)      (798)
      Other liabilities                             (199)      (239)

                                                 ---------  ----------
Net cash used in operating activities            (10,477)   (11,005)

Cash flows from investing activities:
  Additions to property, fixtures and equipment   (4,529)    (6,606)
  Payments for purchase of businesses               (298)   (14,867)
  Noncurrent deposits, net                          (296)      (160)

                                                 ---------  ----------
Net cash used in investing activities             (5,123)   (21,633)

Cash flows from financing activities:
  Repayments of long-term debt                      (166)       (17)
  Revolving line of credit, net                   13,200     31,466
  Loan fees paid                                     (13)       (98)
  Proceeds from issuance of long-term debt             -      2,565
  Net proceeds from issuance of common stock
   under employee share plans                        218        243
  Purchase of treasury stock                        (462)         -

                                                 ---------  ----------
Net cash provided by financing activities         12,777     34,159

                                                 ---------  ----------
Net increase (decrease) in cash                   (2,823)     1,521

Cash at beginning of period                        4,068      2,699

                                                 =========  ==========
Cash at end of period                            $ 1,245     $4,220
                                                 =========  ==========

               PIERCING PAGODA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)
                                                   Six months ended
                                                    September 30,
                                                 ---------------------
                                                   1999       1998
                                                 ---------  ----------
Supplemental disclosures of cash
 flow information:
  Cash paid during the period for:
   Interest                                      $ 1,841    $ 1,280
                                                 =========  ==========
   Income taxes, net                               $ 260    $ 1,299
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

    The Company effected a three-for-two stock split in the form of a stock dividend paid on August 13, 1998 to shareholders of record on July 31, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all share and per share amounts have been restated to reflect the stock split.

    Operating results for the three-month and six-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2          Earnings Per Share

    The following weighted average number of shares of common stock were used in the calculations for loss per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of outstanding stock options, using the treasury stock method.

                                 1999                    1998
                           -------------------    ---------------------
                           Quarter      YTD        Quarter      YTD
                          ---------   ----------  ---------- ----------
     Basic                 9,137,047  9,133,452   9,100,489  9,108,007
     Dilutive effect
       of outstanding
       stock options,
       using the
       treasury stock
       method (1)              -           -            -          -
                           =========  ==========  ========== ==========
     Diluted               9,137,047  9,133,452   9,100,489  9,108,007
                           =========  ==========  ========== ==========

    (1) For the periods presented, the dilutive effect of outstanding stock options was not considered in the calculation of diluted loss per share because their effects were anti-dilutive.

    Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 3          Property, Fixtures and Equipment

     A summary of major classes of property, fixtures and equipment follows (in thousands):

                                         September     March
                                          30, 1999    31, 1999
                                        ------------  ---------

     Land                                    688           688
     Furniture and fixtures                5,810         5,043
     Kiosks                               33,397        30,681
     Buildings and improvements            7,301         7,283
     Computer equipment, software
     and other equipment                  12,453        11,622
                                        ------------  ---------
                                          59,649        55,317
     Less  accumulated  depreciation
     and amortization                     24,090        21,024
                                        ============  =========
                                         $35,559      $ 34,293
                                        ============  =========



Note 4          Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                         September      March
                                         30, 1999     31, 1999
                                        ------------  ---------
     Accrued  payroll,  vacation and
      related taxes                      $ 5,658       $ 6,254
     Sales tax payable                       751           719
     Accrued rents payable                   373         1,089
     Liability under jewelry club
      program                              1,040           989
     Liability under merchandise
      guarantee program                    1,321         1,321
     Accrued store closure costs             784         1,250
     Other accrued expenses                2,265         3,131
                                        ============  =========
                                         $12,192       $14,753
                                        ============  =========


    During the six months ended September 30, 1999, the Company closed 20 stores, including 10 stores for which anticipated closure costs had been accrued at March 31, 1999. In addition, the Company made payments to settle 20 outstanding lease obligations which had also been accrued at March 31, 1999. Accordingly, the Company's accrual for store closure costs was reduced to reflect the payments towards these obligations.

    Note 5      Stock Repurchase

    On August 11, 1999 the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. At September 30, 1999, the Company had repurchased 35,000 shares of its common stock at an average price of $13.21 per share.


    Note 6      Litigation

    On October 19, 1999, the previously announced securities class action litigation that had been filed against the Company and certain of its officers by Israel H. Buck et al. was dismissed with prejudice by the United States District Court for the Eastern District of Pennsylvania. The Company does not know whether the dismissal will be appealed by the plaintiffs.

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

Results of operations

Three months ended September 30, 1999 and 1998

    Consolidated net sales increased $5.1 million, or 10%, from $49.7 million for the three months ended September 30, 1998 to $54.8 million for the three months ended September 30, 1999. This increase was due primarily to a $2.7 million, or 6%, increase in comparable store net sales and net sales generated by new stores opened or acquired by the Company. There were a total of 934 stores open at September 30, 1999 compared to 956 at September 30, 1998, a decrease of 2%. The average jewelry units sold per comparable store during the quarter increased 4% to 2,500 for the three months ended September 30, 1999 compared to 2,400 at September 30, 1998. The average price per jewelry unit sold per comparable store increased to $24.30 for the three months ended September 30, 1999 compared to $23.55 for the three months ended September 30, 1998.

    Gross profit increased $3.6 million, or 16%, from $22.0 million for the three months ended September 30, 1998 to $25.6 million for the three months ended September 30, 1999. The Company's gross profit margin increased from 44.4% for the three months ended September 30, 1998 to 46.7% for the three months ended September 30, 1999. The increase in gross profit dollars is primarily attributable to the increase in net sales. The improvement in gross profit margin reflects improved merchandise margins due to lower merchandise costs, less promotional activity during the quarter and changes in merchandise mix compared to the previous year. During the current fiscal year, the Company has implemented certain changes to its merchandise selection which have had a favorable impact on sales and gross profit margin. These changes include the introduction of new 10k and 14k gold merchandise styles and increasing the selection of non-gold merchandise. Additionally, better leverage of fixed rent and occupancy costs have resulted in lower store rent expense as a percentage of net sales. Over the last twelve months, the Company has closed 93 underperforming stores and worked to improve the operations at its remaining stores.

    Selling, general and administrative expenses increased $1.6 million, or 7%, from $24.2 million for the three months ended September 30, 1998 to $25.8 million for the three months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 48.7% for the three months ended September 30, 1998 to 47.1% for the three months ended September 30, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales primarily reflects lower store payroll costs as a percentage of sales partially offset by higher administrative expenses and amortization expense as a percentage of net sales. Store payroll costs as a percentage of net sales decreased due to the lower amount of new stores opened in the quarter and the corresponding reduction in labor expense for training and new store set-up. The Company opened only nine new stores in the quarter ended September 30, 1999 versus 149 new stores in the same period last year. Administrative costs increased primarily to support expansion of the merchandise purchasing and human resource functions.

    Depreciation and amortization expense increased 24% to $2.1 million in the three months ended September 30, 1999 from $1.7 million in the three months ended September 30, 1998. The increase was due primarily to capital expenditures made for new stores and the upgrading of kiosks in existing locations and higher amortization of goodwill recorded in connection with the Company's acquisitions of its Florida Licensee in August of 1998 and 104 locations from Sedgwick Sales, Inc. in July of 1998.

    Interest expense increased $107,000, or 13%, from $837,000 for the three months ended September 30, 1998 to $944,000 for the three months ended September 30, 1999, and as a percentage of net sales was unchanged at 1.7% for the three months ended September 30, 1999 and 1998, respectively. The increase in interest expense primarily reflects an increase in the number of ounces consigned under the Company's gold consignment arrangements partially offset by lower average balances on the Company's revolving line of credit.

    Income tax benefit decreased $670,000 to $436,000 for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. As a percentage of loss before income taxes, income tax benefit increased to 39.0% for the three months ended September 30, 1999 from 38.5% for the three months ended September 30, 1998. The decrease in income tax benefit is due to the decrease in the Company's loss before income taxes.

    As a result of the foregoing, the Company's net loss decreased from a loss of $1.8 million for the three months ended September 30, 1998 to a net loss of $683,000 for the three months ended September 30, 1999.

Six months ended September 30, 1999 and 1998

    Consolidated net sales increased $15.3 million, or 16% from $97.7 million for the six months ended September 30, 1998 to $113.0 million for the six months ended September 30, 1999. This was due primarily to net sales generated by new stores opened or acquired by the Company. Comparable store sales increased $5.4 million or 6% in the six-month period. There were a total of 934 stores open at September 30, 1999 compared to 956 at September 30, 1998, a decrease of 2%. The average jewelry units sold per comparable store increased 4% in the period to 5,100 from 4,900 in the six months last year. The average price per jewelry unit sold increased approximately 2% from $24.22 for the six months ended September 30, 1998 to $24.65 for the six months ended September 30, 1999.

    Gross profit increased $7.7 million, or 18%, from $43.4 million for the six months ended September 30, 1998 to $51.1 million for the six months ended September 30, 1999. The Company's gross profit margin improved from 44.5% for the six months ended September 30, 1998 to 45.2% for the six months ended September 30, 1999. The increase in gross profit dollars is primarily attributable to the increase in net sales caused by the higher average number of stores operated by the Company during the period and the increase in comparable store sales. Gross profit margin improved due primarily to better leverage of generally fixed, non-merchandise costs, primarily rent and occupancy. These improvements were partially offset by an increase in merchandise costs as a percentage of net sales due to higher levels of promotional activity in the first three months of the period.

    Selling, general and administrative expenses increased $6.3 million, or 14%, from $44.9 million for the six months ended September 30, 1998 to $51.2 million for the six months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 46.0% for the six months ended September 30, 1998 to 45.3% for the six months ended
    September 30, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales reflects lower store expenses, primarily payroll, as a percentage of sales partially offset by higher administrative expenses and amortization expense as a percentage of net sales. Store costs as a percentage of net sales decreased due to the lower amount of new stores opened in the period and the corresponding reduction in labor expense for training and new store set-up. The Company opened only twenty-three new stores in the six-month period ended September 30, 1999 versus 175 new stores in the same period last year. Administrative costs increased primarily to support expansion of the merchandise purchasing and human resource functions.

    Depreciation and amortization expense increased 28% to $4.1 million in the six months ended September 30, 1999 from $3.2 million in the six months ended September 30, 1998. The increase was due primarily to capital expenditures made for new stores and the upgrading of kiosks in existing locations and higher amortization of goodwill recorded in connection with the Company's acquisitions of its Florida Licensee in August of 1998 and 104 locations from Sedgwick Sales, Inc. in July of 1998.

    Interest expense increased $246,000, or 18%, from $1.4 million for the six months ended September 30, 1998 to $1.6 million for the six months ended September 30, 1999, and as a percentage of net sales was increased to 1.5% for the six months ended September 30, 1999 versus 1.4% in the previous year. The increase in interest expense primarily reflects higher average balances on the Company's revolving line of credit agreement and an increase in the number of ounces consigned under the Company's gold consignment arrangements.


    Income tax benefit decreased $400,000 to $645,000 for the six months ended September 30, 1999 from $1.0 million for the six months ended September 30, 1998. As a percentage of loss before income taxes, income tax benefit increased to 39.4% for the six months ended September 30, 1999 from 38.6% for the six months ended September 30, 1998.The decrease in income tax benefit is due to the decrease in the Company's loss before income taxes.

    As a result of the foregoing, the Company's net loss decreased from a loss of $1.7 million for the six months ended September 30, 1998 to a net loss of $994,000 for the six months ended September 30, 1999.

Liquidity and capital resources

    The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program and a revolving credit facility. The Company's working capital decreased to $25.7 million at September 30, 1999 from $59.7 million at September 30, 1998. This reduction primarily reflects the current classification of the Company's revolving line of credit which is due in July of 2000. At September 30, 1999, the Company had outstanding borrowings of $33.0 million under its revolving line of credit and $5.6 million of long-term debt outstanding, including $426,000 classified as a current liability. In addition, the Company had consigned 160,186 ounces of gold under its gold consignment program valued at approximately $47.9 million.

    Net cash used in operating activities was $10.5 million for the six months ended September 30, 1999 compared to $11.0 million for the same period in the prior year. Net cash used in operating activities primarily reflects a seasonal increase in inventory in anticipation of the year-end holiday selling season, partially offset by depreciation and amortization and net changes in other operating assets and liabilities. Net cash used in operating activities in the six months ended September 30, 1998 primarily reflects increases in inventory to stock newly acquired and opened stores as well as a seasonal increase in inventory in anticipation for the year-end holiday selling season. This was partially offset by depreciation and amortization and an increase in accounts payable.

    Net cash used in investing activities was $5.1 million during the six months ended September 30, 1999 compared to $21.6 million during the six months ended September 30, 1998. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores, and the renovation of existing stores. Investing activities in the six months ended September 30, 1998 primarily reflect the purchase of approximately 104 locations from Sedgwick Sales, Inc. in July of 1998, the acquisition of the Company's Florida Licensee in August of 1998 and the addition of property, fixtures and equipment in connection with the opening of new stores, the renovation of existing stores and the expansion of the Company's warehouse and distribution facilities.

    Net cash provided by financing activities was $12.8 million for the six months ended September 30, 1999 versus $34.2 million during the six months ended September 30, 1998. Net cash provided by financing activities during the six months ended September 30, 1999 primarily reflects increased borrowings under the Company's existing line of credit to fund operations. Net cash provided by financing activities during the six months ended September 30, 1998 primarily reflects increased borrowings under the Company's existing line of credit and the proceeds of $2.6 million in Industrial Development Authority financing.

    The Company's revolving credit facility provides for maximum borrowings of $105.0 million through a combination of cash advances (which may not exceed $65 million) and letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. At September 30, 1999, the Company had $19.2 million available to be borrowed under its revolving credit facility and was either in compliance with covenants contained in the agreement or had obtained appropriate waivers. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs. The Company is currently renegotiating its revolving line of credit agreement and anticipates signing a new agreement prior to the expiration of the existing revolving credit facility. The Company is also currently considering expanding its gold consignment program by establishing consignment arrangements with a new consignment bank.

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

    The Company relies significantly on both IT and non-IT systems in its retail outlets as well as at its corporate headquarters and distribution center. These systems include hardware and software that the Company uses to conduct its operations, analyze business performance and safeguard assets. The Company's strategy for addressing Year 2000 compliance has been to replace or renovate all critical systems identified as non-compliant. Accordingly, in fiscal 1999, the Company implemented a process to identify, remediate and test all critical systems. The Company has now substantially completed this process. For the remainder of calendar 1999, the Company will focus its efforts developing and refining contingency plans to address Year 2000 related issues which may occur as a result of circumstances beyond the Company's control. The Company has created a Year 2000 contingency plan which addresses how the Company will respond to potential failures of third party systems. These preparations primarily include responses to power, telecommunication and transportation systems failures at either store locations or the Company's corporate office and distribution facility.

    The Company has met all costs of its Year 2000 remediation efforts with existing internal staff resources and has spent less than $500,000 on hardware and software purchased to specifically address Year 2000 issues. The cost of these efforts, other than hardware and software purchases, has not been separately tracked or allocated and, accordingly, the Company cannot precisely determine the expense incurred. The Company does not anticipate future Year 2000 costs will be material and will continue to use internal staff supplemented by external resources if necessary.

    The Company expects its own Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems also rely will be compliant. The Company has sought confirmation from its primary vendors that they are developing and implementing plans to become Year 2000 compliant. However, there can be no assurance that the systems of third parties, which are not within the control of the Company, will function properly. The failure of certain primary vendors to be Year 2000 compliant may have an adverse impact on the Company's performance.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    On October 19, 1999, the previously announced securities class action litigation that had been filed against the Company and certain of its officers by Israel H. Buck et al. was dismissed with prejudice by the United States District Court for the Eastern District of Pennsylvania. The Company does not know whether the dismissal will be appealed by the plaintiffs.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 15, 1999, the Registrant held its Annual Meeting of Stockholders. The stockholders approved the following proposals:

1. To elect John F. Eureyecko a director to hold office until the 2002 Annual Meeting of Stockholders and until his successor has been duly elected and qualified.

           Votes For         Votes to Withhold
                                Authority

           7,370,950            330,542

2. To amend the Piercing Pagoda, Inc. 1994 Stock Option Plan in order to increase the number of shares available thereunder.

         Votes For    Votes Against      Abstain

         7,269,042      399,931          12,224

3. To ratify the appointment of KPMG LLP as the Company's independent auditors for the 2000 fiscal year.

         Votes For    Votes Against      Abstain

         7,690,481        5,883           5,128

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits

           27   Financial Data Schedule.

      b)   Reports on Form 8-K

           During the quarter ended September 30, 1999, no reports on Form 8-K were filed.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    PIERCING PAGODA, INC.
                                          (Registrant)



    Date:  November 11, 1999        /s/ John F. Eureyecko
                                    John F. Eureyecko
                                    President,
                                    Chief Operating Officer
                                    (Principal Financial Officer)



    Date:  November 11, 1999        /s/ Brandon R. Lehman
                                    Brandon R. Lehman
                                    Treasurer
                                    (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                                                    Sequentially
  Exhibit                                                  Numbered
  Number                                                     Page

    27      Financial Data Schedule                           21