Form 10-Q
period 1999-12-31
PIERCING PAGODA INC
filed 2000-02-14
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock is 9,176,838 (as of February 10, 2000)

                              PIERCING PAGODA, INC.


                                      INDEX
                                                                          PAGE
                         PART I - FINANCIAL INFORMATION                   NUMBER

   Item 1.    Financial Statements

              Consolidated balance sheets as of
              December 31, 1999 (unaudited) and March 31, 1999           3

              Consolidated statements of operations for
              the three months ended December 31, 1999 and 1998
              (unaudited) and the nine months ended
              December 31, 1999 and 1998 (unaudited)                     4

              Consolidated statements of cash flows for the nine
              months ended December 31, 1999 and 1998 (unaudited)        5

              Notes to consolidated financial statements                 7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

   Item 3.    Quantitative and Qualitative Disclosures About            16
              Market Risk

                           PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                         17

   Item 2.    Changes in Securities and Use of Proceeds                 17

   Item 3.    Defaults Upon Senior Securities                           17

   Item 4.    Submission of Matters to a Vote of Security Holders       17

   Item 5.    Other Information                                         18

   Item 6.    Exhibits and Reports on Form 8-K                          18

              Signatures                                                19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                        December       March 31,
                                                           31,            1999
                                                          1999
                                                       ------------   -------------
   Assets                                              (Unaudited)

Current assets
   Cash                                                  $ 1,107       $ 4,068
   Accounts receivable                                     2,550         4,674
   Inventory                                              75,357        53,685
   Deposits for inventory purchases                          357           707
   Prepaid expenses and other current assets                 479         1,337
   Prepaid income taxes                                        -           131
   Deferred tax assets                                     1,649         2,213

                                                       ------------   -------------
Total current assets                                      81,499        66,815

Property, fixtures and equipment, net                     36,190        34,293
Goodwill, net                                             19,330        20,199
Other assets                                               1,982         1,993

                                                       ============   =============
                                                       $ 139,001      $ 123,300
                                                       ============   =============
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                     $ 15,721       $ 3,934
   Current installments of long-term debt and              3,930           432
   revolving line of credit
   Income taxes payable                                    6,363           125
   Accrued expenses and other current liabilities         18,839        14,753

                                                       ------------   -------------
Total current liabilities                                 44,853        19,244

Long-term debt, less current installments                  5,184        25,169
Deferred tax liabilities                                   4,001         3,476
Other liabilities                                            752           920

                                                       ------------   -------------
Total liabilities                                         54,790        48,809

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
      authorized 3,000,000 shares. None issued.                -             -
   Common stock, par value $.01 per share, authorized
      15,000,000 shares. Issued 9,168,892 shares and
   9,133,901                                                  92            92
      at December 31, 1999 and March 31, 1999,
   respectively.
   Additional paid-in capital                             41,228        40,906
   Treasury stock at cost                                 (2,580)            -
   Retained earnings                                      45,471        33,493

                                                       ------------   -------------
Total stockholders' equity                                84,211        74,491
                                                       ------------   -------------
                                                       $ 139,001      $ 123,300
                                                       ============   =============

See accompanying notes to consolidated financial statements.

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Three months ended     Nine months ended
                                          December 31,           December 31,
                                      ---------------------   -------------------
                                        1999        1998       1999       1998
                                      ----------  ---------   --------  ---------

Net sales                             $ 105,279   $ 101,985   $ 218,260  $199,673
Cost of goods sold and occupancy
 expenses, (excluding depreciation
 on kiosks and store fixtures)           50,186      51,919     112,059   106,172
                                      ----------  ---------    --------   ---------
Gross profit                             55,093      50,066     106,201    93,501

Selling, general and administrative
 expenses, (including depreciation
 on kiosks and store fixtures)           32,388      32,356      83,584    77,283
                                      ----------  ---------    --------   ---------
Income from operations                   22,705      17,710      22,617    16,218

Interest and other income                    51          47         146       232
Interest expense                          1,360       1,130       3,006     2,530
                                      ----------  ---------    --------  ---------
Income before income taxes               21,396      16,627      19,757    13,920

Income tax expense                        8,424       6,458       7,779     5,413
                                      ==========  =========    ========  =========
Net income                             $ 12,972    $ 10,169     $11,978   $ 8,507

                                      ==========  =========    ========  =========

Basic earnings per share                $ 1.43      $ 1.12      $ 1.32     $ 0.93
                                      ==========  =========    ========  =========

Diluted earnings per share              $ 1.41       $1.10      $1.30     $ 0.91
                                      ==========  =========    ========  =========

See accompanying notes to consolidated financial statements.

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                              December 31,
                                                        -------------------------
                                                        1999          1998
                                                        ------------  -----------

Cash flows from operating activities:
  Net income                                             $ 11,978       $ 8,507
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                          6,240         5,101
     Earnings on disposal of furniture, fixtures
      and equipment                                           633           242
     Other changes in other assets                            108           107
     Deferred income taxes                                  1,089           384
     Change in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                   2,124           574
      Inventory                                           (21,672)       (1,698)
      Deposits for inventory purchases                        350            15
      Prepaid expenses and other current assets               858           724
      Prepaid income taxes                                    131           215
      Accounts payable                                     11,787         6,895
      Accrued expenses and other current liabilities        4,086         7,047
      Income taxes payable                                  6,247         3,551
      Other liabilities                                      (168)         (210)

                                                        ------------  -----------
Net cash provided by operating activities                  23,791        31,454

Cash flows from investing activities:
  Additions to property, fixtures and equipment            (7,378)      (10,141)
  Payments for purchase of businesses                        (298)      (14,867)
  Noncurrent deposits, net                                   (309)         (400)

                                                        ------------  -----------
Net cash used in investing activities                      (7,985)      (25,408)

Cash flows from financing activities:
  Repayments of long-term debt                               (187)          (26)
  Revolving line of credit, net                           (16,300)       (8,742)
  Proceeds from issuance of long-term debt                      -         2,565
  Loan fees paid                                              (13)         (150)
  Net proceeds from issuance of common stock under
    employee share plans                                      313           341
  Purchase of treasury stock                               (2,580)            -

                                                        ------------  -----------
Net cash used in financing activities                     (18,767)       (6,012)

                                                        ------------  -----------
Net increase (decrease) in cash                            (2,961)           34

Cash at beginning of period                                 4,068         2,699

                                                        ============  ===========
Cash at end of period                                     $ 1,107       $ 2,733
                                                        ============  ===========

                     PIERCING PAGODA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                              December 31,
                                                        -------------------------
                                                           1999          1998
                                                        ------------  -----------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                               $ 2,868       $ 2,448
                                                        ============  ===========
   Income taxes, net                                        $ 519       $ 1,356
                                                        ============  ===========

Supplemental disclosure of non-cash operating and investing activities:

During the period ended December 31, 1998, the Company entered into a non-competition agreement for $500,000.



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

     Operating results for the three-month and nine-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Earnings Per Share

     The following weighted average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of outstanding stock options, using the treasury stock method.

                                         2000                  1999
                               --------------------  --------------------
                               Quarter      YTD      Quarter      YTD
                               ---------  ---------  ---------  ---------
      Basic                    9,054,383  9,072,341  9,103,868  9,099,043
      Dilutive effect of
        outstanding stock
        options, using the
        treasury stock
        method                   157,197    168,185    138,280    277,388
                               =========  =========  =========  =========
      Diluted                  9,211,580  9,240,526  9,242,148  9,376,431
                               =========  =========  =========  =========

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 3            Property, Fixtures and Equipment

      A summary of major classes of property, fixtures and equipment follows (in thousands):

                                              December 31,    March 31,
                                                  1999          1999
                                              --------------  -----------
      Land                                    $     688      $     688
      Furniture and fixtures                      6,155          5,043
      Kiosks                                     33,874         30,681
      Buildings and improvements                  7,320          7,283
      Computer equipment,software and
       other equipment                           12,794         11,622
                                              --------------  -----------
                                                 60,831         55,317
      Less  accumulated depreciation and
       amortization                              24,641         21,024
                                              ==============  ===========
                                               $ 36,190       $ 34,293
                                              ==============  ===========



Note 4            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                               December       March 31,
                                                  31,           1999
                                                 1999
                                              --------------  -----------
      Accrued   payroll, vacation and
       related taxes                            $ 7,437      $  6,254
      Sales tax payable                           3,530           719
      Accrued rents payable                       2,041         1,089
      Liability under jewelry club program        1,039           989
      Liability under  merchandise
        guarantee program                         1,321         1,321
      Accrued store closure costs                   663         1,250
      Other accrued expenses                      2,808         3,131
                                              ==============  ===========
                                                $18,839       $14,753
                                              ==============  ===========


     During the nine months ended December 31, 1999, the Company closed 30 stores, including 12 stores for which anticipated closure costs had been accrued at March 31, 1999. In addition, the Company made payments to settle 28 outstanding lease obligations, which had also been accrued at March 31, 1999. Accordingly, the Company's accrual for store closure costs was reduced to reflect the payments towards these obligations.

     Note 5       Stock Repurchase

     On August 11, 1999 and November 22, 1999 the Company's Board of Directors authorized the repurchase of up to a total of 400,000 shares of the Company's common stock. At December 31, 1999, the Company had repurchased 206,500 shares of its common stock at an average price of $12.49 per share.


     Note 6       Litigation

     On October 19, 1999, the previously announced securities class action litigation that had been filed against the Company and certain of its officers by Israel H. Buck et al. was dismissed with prejudice by the United States District Court for the Eastern District of Pennsylvania. No appeal of the dismissal was filed by the plaintiffs within the required time period.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

     The Company's consolidated net sales are comprised primarily of sales generated by the Company's stores and, to a much lesser extent, wholesale sales primarily to an independent store operator in Florida to which the Company licensed the use of its store name and concept (the "Florida Licensee"). On August 31, 1998, the Company acquired all of the outstanding common stock of the Florida Licensee and now operates all the stores previously owned by the Florida Licensee. Beginning on September 1, 1998, net sales consist entirely of sales generated by the Company's retail stores. Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy, and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses including depreciation of kiosks and amortization of goodwill.

Results of operations

Three months ended December 31, 1999 and 1998

     Consolidated net sales increased $3.3 million, or 3%, from $102.0 million for the three months ended December 31, 1998 to $105.3 million for the three months ended December 31, 1999. This increase was due primarily to a $4.1 million, or 4%, increase in comparable store net sales and net sales generated by new stores opened or acquired by the Company. There were a total of 947 stores open at December 31, 1999 compared to 957 at December 31, 1998, a decrease of 1%. The average jewelry units sold per comparable store during the quarter decreased 5% to 4,000 for the three months ended December 31, 1999 compared to 4,200 at December 31, 1998. The average price per jewelry unit sold per comparable store increased to $28.07 for the three months ended December 31, 1999 compared to $25.74 for the three months ended December 31, 1998.

     Gross profit increased $5.0 million, or 10%, from $50.1 million for the three months ended December 31, 1998 to $55.1 million for the three months ended December 31, 1999. The Company's gross profit margin increased from 49.1% for the three months ended December 31, 1998 to 52.3% for the three months ended December 31, 1999. The increase in gross profit dollars is primarily attributable to the increase in the gross profit margin. The improvement in gross profit margin reflects improved merchandise margins due to lower merchandise costs, less promotional activity during the quarter and changes in merchandise mix compared to the previous year. During the current fiscal year, the Company has implemented certain changes to its merchandise selection which have had a favorable impact on sales and gross profit margin. These changes include the introduction of new 10k and 14k gold merchandise styles and increasing the selection of non-gold merchandise. Additionally, better leverage of fixed rent and occupancy costs have resulted in lower store rent expense as a percentage of net sales. Since the beginning of the previous fiscal year, the Company has closed 109 underperforming stores and worked to improve the operations at its remaining stores.

     Selling, general and administrative expenses were unchanged for the three months ended December 31, 1999, totaling $32.4 million; comparable with the three months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses decreased from 31.7% for the three months ended December 31, 1998 to 30.8% for the three months ended December 31, 1999. Changes in selling, general and administrative expenses as a percentage of net sales primarily reflect lower direct store expenses, including payroll, as a percentage of sales partially offset by higher deprecation and amortization expense as a percentage of net sales.

     Depreciation and amortization expense increased 16% to $2.2 million in the three months ended December 31, 1999 from $1.9 million in the three months ended December 31, 1998. The increase was due primarily to capital expenditures made for new stores, the upgrading of kiosks in existing locations and higher amortization of goodwill recorded in connection with recent Company acquisitions.

     Interest expense increased $230,000, or 20%, from $1.1 million for the three months ended December 31, 1998 to $1.4 million for the three months ended December 31, 1999, and as a percentage of net sales increased from 1.1% for the three months ended December 31, 1998 to 1.3% for the three months ended December 31, 1999. The increase in interest expense primarily reflects higher average interest rates charged on borrowings under the Company's revolving line of credit agreement and an increase in the average number of ounces consigned under the Company's gold consignment arrangements.

     Income tax expense increased $1.9 million to $8.4 million for the three months ended December 31, 1999 from $6.5 million for the three months ended December 31, 1998. As a percentage of income before income taxes, income tax expense increased to 39.4% for the three months ended December 31, 1999 from 38.8% for the three months ended December 31, 1998. The increase in income tax expense is due to the increase in the Company's earnings before income taxes.

     As a result of the foregoing, the Company's net income increased from $10.2 million for the three months ended December 31, 1998 to $13.0 million for the three months ended December 31, 1999.

Nine months ended December 31, 1999 and 1998

     Consolidated net sales increased $18.6 million, or 9% from $199.7 million for the nine months ended December 31, 1998 to $218.3 million for the nine months ended December 31, 1999. This was due primarily to net sales generated by new stores opened or acquired by the Company. Comparable store sales increased $8.7 million or 5% in the nine-month period. There were a total of 947 stores open at December 31, 1999 compared to 957 at December 31, 1998, a decrease of 1%. The average jewelry units sold per comparable store were flat at 9,200 units sold in the nine months ended December 31, 1999. The average price per jewelry unit sold increased approximately 5% from $25.03 for the nine months ended December 31, 1998 to $26.29 for the nine months ended December 31, 1999.

     Gross profit increased $12.7 million, or 14%, from $93.5 million for the nine months ended December 31, 1998 to $106.2 million for the nine months ended December 31, 1999. The Company's gross profit margin improved from 46.8% for the nine months ended December 31, 1998 to 48.7% for the nine months ended December 31, 1999. The increase in gross profit dollars is primarily attributable to the increase in net sales caused by the higher average number of stores operated by the Company during the period and the increase in comparable store sales. Gross profit margin improved due to lower merchandise costs, less promotional activity during the third fiscal quarter and changes in merchandise mix compared to the previous year. Additionally, better leverage of fixed rent and occupancy costs have resulted in lower store rent expense as a percentage of net sales. Since the beginning of the previous fiscal year, the Company has closed 109 underperforming stores and worked to improve the operations at its remaining stores.

     Selling, general and administrative expenses increased $6.3 million, or 8%, from $77.3 million for the nine months ended December 31, 1998 to $83.6 million for the nine months ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 38.7% for the nine months ended December 31, 1998 to 38.3% for the nine months ended December 31, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales reflects lower store expenses, primarily payroll, as a percentage of sales partially offset by higher administrative expenses and amortization expense as a percentage of net sales. Store costs as a percentage of net sales decreased due to the lower amount of new stores opened in the period and the corresponding reduction in labor expense for training and new store set-up. The Company opened only 46 new stores in the nine-month period ended December 31, 1999 versus 209 new stores in the same period of the prior year. Administrative costs increased primarily to support expansion of the merchandise purchasing and human resource functions.

     Depreciation and amortization expense increased 22% to $6.2 million in the nine months ended December 31, 1999 from $5.1 million in the nine months ended December 31, 1998. The increase was due primarily to capital expenditures made for new stores, the upgrading of kiosks in existing locations and higher amortization of goodwill recorded in connection with the Company's acquisitions of its Florida Licensee in August of 1998 and 104 locations from Sedgwick Sales, Inc. in July of 1998.

     Interest expense increased $476,000, or 19%, from $2.5 million for the nine months ended December 31, 1998 to $3.0 million for the nine months ended December 31, 1999, and as a percentage of net sales increased to 1.4% for the nine months ended December 31, 1999 versus 1.3% in the previous year. The increase in interest expense primarily reflects higher average balances on the Company's revolving line of credit agreement, higher average interest rates charged under that agreement and an increase in the number of ounces consigned under the Company's gold consignment arrangements.

     Income tax expense increased $2.4 million to $7.8 million for the nine months ended December 31, 1999 from $5.4 million for the nine months ended December 31, 1998. As a percentage of income before income taxes, income tax expense increased to 39.4% for the nine months ended December 31, 1999 from 38.9% for the nine months ended December 31, 1998. The increase in income tax expense is due to the increase in the Company's earnings before income taxes.

     As a result of the foregoing, the Company's net income increased from $8.5 million for the nine months ended December 31, 1998 to $12.0 million for the nine months ended December 31, 1999.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program and a revolving credit facility. The Company's working capital decreased to $36.6 million at December 31, 1999 from $47.6 million at March 31, 1999. This decrease primarily reflects increases in accounts payable and accrued expenses as well as the current classification of the Company's revolving line of credit that is due in July of 2000. These were partially offset by a net increase in current assets due to increases in inventory partially offset by decreases in cash and accounts receivable. At December 31, 1999, the Company had outstanding borrowings of $3.5 million under its revolving line of credit and $5.6 million of long-term debt outstanding, including $430,000 classified as a current liability. In addition, the Company had consigned 156,546 ounces of gold under its gold consignment program valued at approximately $45.4 million.

     Net cash provided by operating activities was $23.8 million for the nine months ended December 31, 1999 compared to $31.5 million for the same period in the prior year. Net cash provided by operating activities primarily reflects the results of the year-end holiday shopping season, non-cash charges for depreciation and amortization as well as increases in current liabilities partially offset by an increase in inventory.

     Net cash used in investing activities was $8.0 million during the nine months ended December 31, 1999 compared to $25.4 million during the nine months ended December 31, 1998. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores, and the renovation of existing stores. Investing activities in the nine months ended December 31, 1998 primarily reflect the purchase of approximately 104 locations from Sedgwick Sales, Inc. in July of 1998, the acquisition of the Company's Florida Licensee in August of 1998 and the addition of property, fixtures and equipment in connection with the opening of new stores and the renovation of existing stores.

     Net cash used in financing activities was $18.8 million for the nine months ended December 31, 1999 versus $6.0 million during the nine months ended December 31, 1998. Net cash used in financing activities during the nine months ended December 31, 1999 primarily reflects a reduction in borrowings under the Company's revolving line of credit and repurchases of the Company's common stock authorized by the Company's Board of Directors.

     The Company's revolving credit facility provides for maximum borrowings of $105.0 million through a combination of cash advances (which may not exceed $65 million) and letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. At December 31, 1999, the Company had $52.8 million available to be borrowed under its revolving credit facility and was either in compliance with covenants contained in the agreement or had obtained appropriate waivers. The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs. The Company is currently renegotiating its revolving line of credit agreement and anticipates signing a new agreement prior to the expiration of the existing revolving credit facility.

Year 2000 compliance

     The information set forth in this section is a Year 2000 Readiness Disclosure as defined in the Year 2000 Information Readiness and Disclosure Act.

     The Company has completed its Year 2000 Project as scheduled, including addressing leap year calendar date calculation concerns. With the passing of January 1, 2000, the possibility of significant interruptions of normal operations has been reduced. As of February 11, 2000, the Company's products, computing, and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. The Company is not aware that any of its major customers or
     third-party  suppliers  has  experienced   significant  Year  2000  related
     problems.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On October 19, 1999, the previously announced securities class action litigation that had been filed against the Company and certain of its officers by Israel H. Buck et al. was dismissed with prejudice by the United States District Court for the Eastern District of Pennsylvania. No appeal of the dismissal was filed by the plaintiffs within the required time period.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            27    Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended December 31, 1999, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  February 11, 2000             /s/ John F. Eureyecko
                                          ------------------------------
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  February 11, 2000             /s/ Brandon R. Lehman
                                          ------------------------
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                                                    Sequentially
   Exhibit                                                           Numbered
   Number                                                              Page

     27       Financial Data Schedule                                   21