Form 10-K
period 2000-03-31
PIERCING PAGODA INC
filed 2000-06-23
CIK 925544

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-K
        (Mark one)
           (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 22, 2000 was approximately $75,369,043.

The number of shares outstanding of the Registrant's common stock is 9,188,298 (as of June 22, 2000).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

==============================================================================



                            PIERCING PAGODA, INC.
                                TABLE OF CONTENTS

                                                                   PAGE
                                    PART I

      Item 1.  BUSINESS                                             3

      Item 2.  PROPERTIES                                           13

      Item 3.  LEGAL PROCEEDINGS                                    14

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  14

      Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT                 14

                                      PART II

      Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS                      16

      Item 6.  SELECTED FINANCIAL DATA                              17

      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS        19

      Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES             27
               ABOUT MARKET RISK

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA                                                 29

      Item 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE                                           50

                                      PART III

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS
               OF REGISTRANT                                        50

      Item 11. EXECUTIVE COMPENSATION                               50

      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                50

      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       50

                                      PART IV

      Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K                              51

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

           General

            Piercing Pagoda is the largest retailer of gold jewelry through kiosk stores in the United States. At March 31, 2000, the Company operated 940 stores in 44 states and Puerto Rico, including 907 kiosk stores and 33 in-line stores. The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry, all in basic styles at everyday low prices. The Company's stores are generally located in high traffic concourses of regional shopping malls and are primarily operated under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 172 square feet in size, typically carry approximately 3,500 SKUs, require a low initial investment, can be opened quickly and are easily accessible and visible within malls. During fiscal 2000, the average price of a jewelry item sold by the Company was approximately $27 and average annual comparable kiosk store net sales per square foot were $1,797. The Company believes that its low price points and focused merchandise selection differentiate it from other mall-based jewelry retailers.

           Operating Strategies

            Piercing Pagoda's objective is to maintain its leadership of the gold jewelry kiosk market and increase its penetration in malls throughout the United States while enhancing the profitability of its overall operations. Principal elements of the Company's strategy to achieve this objective are as follows:

            Focused Merchandise Selection. The Company differentiates its merchandise selection from other jewelry retailers by focusing primarily on basic styles of lower-priced 14 karat and 10 karat gold jewelry, comprised primarily of chains, bracelets, earrings, charms and rings, supplemented by a selection of sterling silver, diamond and gemstone merchandise. The Company offers an extensive selection within each merchandise category, and its stores typically carry approximately 3,500 SKUs. The average price of a jewelry item sold by the Company in fiscal 2000 was approximately $27. Approximately 60% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

            Easy-to-Shop Environment. The Company seeks to locate its kiosk stores in high traffic areas of regional malls and emphasizes strong visual presentations of its stores and its merchandise to appeal to both destination customers and impulse shoppers. Each item has a clearly visible price tag that facilitates browsing and comparison shopping while minimizing the need for sales support. The merchandise is displayed on specially designed pads in glass showcases that maximize the number of items shown.

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

            Customer Service. The Company emphasizes providing knowledgeable and responsive customer service to distinguish Piercing Pagoda from its competition and to create customer loyalty. Accordingly, the Company has developed and implemented extensive employee training and incentive programs. The Company believes that its commitment to customer service, along with a guarantee against manufacturers defects, its complimentary ear piercing service with the purchase of earrings and its "preferred customer" jewelry club, enhance the Company's ability to generate repeat business and to attract new customers.

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

      The Company periodically evaluates its information systems to determine if new or additional hardware or software is necessary or desirable based upon expected future growth plans. The Company believes it current inventory, replenishment and point-of-sale systems are adequate to meet expected future growth for at least the next two fiscal years. In fiscal 2000, the Company implemented a new product planning and analysis software package to enhance the Company's existing systems.

      This system was fully installed during fiscal 2000 and provides the Company with additional tools to monitor and analyze product performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Year 2000 issues.

           Growth Strategy

           The Company's objective over the last several years has been to secure its position as the dominant kiosk-based jewelry retailer. Since the beginning of fiscal 1996, the Company has opened 728 new stores, 355 of which were acquired from third parties. Acquisitions completed over the last 5 fiscal years include 67 locations acquired from Earring Tree in fiscal 1996, 93 locations acquired from Gemstone Jewelry in fiscal 1997, 43 locations acquired from Silver & Gold Connection in fiscal 1998, 104 locations acquired from Sedgwick Sales, Inc. and 22 locations acquired from the Company's former licensee in fiscal 1999.

           Upon completing the purchase of store locations, the Company has sought to increase the net sales and profitability of the acquired locations by converting the acquired stores to the Company's format and implementing the Company's merchandising strategies. This has been accomplished by revising the merchandise mix of the acquired stores and by retraining sales associates and store management personnel to provide the same level of customer service emphasized in the Company's other stores. The Company believes that its ability to execute these strategies has been a key element in the successful assimilation of many of these acquired stores into the Company's operations. Failure to successfully integrate new and acquired stores into the Company's operations can have a material adverse effect on the Company's results of operations, particularly during the Company's first, second and fourth fiscal quarters which are seasonally lower sales periods.

           During fiscal 1999, the Company opened 221 new and acquired stores, the largest number of store openings the Company has ever completed in one fiscal year. Included in these openings were 104 locations purchased in July 1998 from Sedgwick Sales, Inc., a kiosk-based retailer of primarily gold-plated jewelry operating primarily under the name Golden Chain Gang ("GCG"). After a review of the initial sales results and future sales potential of the locations acquired from GCG, the Company announced in September 1998 that it would close many of these locations and work to improve operations at the remaining stores. The combination of significant pre-opening costs and lower than expected sales results at these, as well as other under-performing stores, negatively affected the Company's operating results for fiscal 1999, particularly in the second fiscal quarter. Since that time, the Company has closed 40 of the former GCG stores and plans to close up to another six. In addition, the Company closed another 83 under-performing locations, bringing the total stores closed in the last two fiscal years to 123. The Company focused its efforts in fiscal 2000 on improving the operations at the remaining GCG stores as well as other under-performing locations. These efforts included new or renovated kiosks at many of the former GCG locations, additional training and incentive programs for all store personnel and changes to the merchandise selection across all the Company's stores. Based on fiscal 2000 results, the Company believes the steps it has taken have been successful at improving the operations of these locations. The Company will continue to monitor the results of all under-performing locations, including former GCG stores, and may close additional locations in fiscal 2001 that do not meet its performance requirements.

           The Company expects to continue to focus its efforts on improving the productivity of its existing store base during fiscal 2001. Accordingly, the Company plans to open 40 to 60 new stores in fiscal 2001 (excluding any acquisitions) and to close approximately 30 to 40 existing stores during the year. The Company expects to expand the pace of its store openings in fiscal 2002 to approximately 60 to 80 new stores offset by approximately 20 to 30 store closures. In selecting sites for new stores, the Company generally seeks malls that have at least 500,000 square feet, a high volume of shopping traffic, strong anchor tenants and sites available in the higher traffic areas of the mall. Opening a new store generally requires a total investment of approximately $123,000, including approximately $80,000 of inventory (a portion of which is generally financed through consignment arrangements), $35,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $9,000 for pre-opening expenses which are expensed when incurred. New stores can typically be opened as soon as eight weeks after obtaining a lease commitment. In addition to evaluating malls in which it does not operate stores, the Company continually evaluates malls where its stores are located to determine whether net sales volumes warrant another kiosk in such malls. At March 31, 2000 there were 515 stores operating in malls where the Company operated more than one location. Annual net sales for such stores, which were open for all of fiscal 2000, averaged $333,000. The Company believes that Piercing Pagoda's strong national retailing reputation, along with the flexibility of its kiosk store format, make its stores attractive to mall developers and managers.

            As part of its ongoing operations, the Company continually evaluates the performance of its stores and the malls in which they are located. Since kiosks require a relatively low investment to open and can be moved relatively easily, the Company's expansion strategy includes closing kiosks when appropriate and relocating the kiosks to new locations. During the past three fiscal years, the Company has closed 139 stores, 123 of which closed in the last two fiscal years, including 40 former GCG stores.

            The Company's expansion may also include retail concepts and locations other than the Company's standard kiosks in regional malls. As of March 31, 2000, the Company operated 33 in-line stores, most of which were acquired as part of the Earring Tree acquisition. The Company continues to evaluate and develop its in-line store concept. In fiscal 2000, the Company opened two in-line stores and expects to open up to four in-line stores in fiscal 2001. The in-line store format may allow the Company to expand into malls where kiosks are not utilized, as well as to increase its presence in malls where it already operates kiosks; to offer a larger selection of merchandise, including higher price points; and to take advantage of certain favorable lease opportunities if and when they are presented.

           The Company has also begun limited expansion into less traditional retail locations such as airports and resorts. During fiscal 2000, the Company expanded the number of airport terminal locations it operates to four by adding two locations in Newark International Airport. The Company plans to open at least one additional airport location in fiscal 2001. The Company also added to the number of resort locations it operates in fiscal 2000 by opening a second location in Rehobeth Beach, Delaware, a seaside resort community.

           In appropriate situations, the Company will continue to evaluate potential acquisitions of existing stores or store sites from third parties.

           During fiscal 2000 the Company significantly expanded the selection of silver, diamond and gemstone merchandise at its stores. The selection of silver merchandise was expanded at all the Company's locations while the selection of diamond and gemstone merchandise was expanded to approximately 400 stores from 180 in the previous year. Silver merchandise displayed strong sales gains, increasing to approximately 13% of total sales in fiscal 2000 from approximately 10% in fiscal 1999. The average price of a silver item sold also increased from $13.15 in fiscal 1999 to $17.85 in fiscal 2000. The performance of diamond and gemstone merchandise was also encouraging. Diamond and gemstone products accounted for nearly 2% of sales in fiscal 2000. The price of an average jewelry unit of diamond and gemstone merchandise was approximately $92.24, far exceeding the Company average of approximately $26.55. The Company also continued to expand its Diamond Isle concept, increasing the number of stores from one in fiscal 1999 to nine in fiscal 2000. The Company has plans to add up to five additional Diamond Isle locations prior to the 2000 holiday shopping season.

           Merchandising and Marketing

           Merchandising

            The Company offers an extensive selection of popular-priced 14 karat and 10 karat gold chains, bracelets, earrings, charms and rings, as well as a selection of silver jewelry. The Company focuses its merchandise selection, approximately 89% of which is gold jewelry, on basic styles at everyday low prices. The Company believes that, by offering a broad assortment of basic styles, it provides its customers with a wide variety of choices while limiting merchandising risks associated with fashion trends. The Company maintains a balance between new merchandise and proven successful styles. Prior to introducing new items in all of its stores, the Company usually tests the items in approximately 50 of its highest volume stores. The Company's stores typically carry approximately 3,500 SKUs, approximately 80% of which have list prices under $100, and during fiscal 2000 generated an average jewelry item selling price of approximately $27. The Company also offers a selection of non- jewelry items such as ear care products and jewelry cleaners. Approximately 60% of a typical store's merchandise is common to all stores, and the remaining products are selected based upon the characteristics and local preferences of the particular store's customer base.

           During fiscal 2000, the Company's store net sales by merchandise category as a percentage of total store net sales were as follows:

                                                             Percent
                                                            of Total
            Merchandise Category                           Store Sales
      -----------------------------------------------------------------
      Gold
          Chains and bracelets                                35%
          Charms and rings                                    22
          Earrings                                            27
          Miscellaneous items                                  2
      -----------------------------------------------------------------
           Total gold                                         86
        Silver jewelry and other items                        14
      -----------------------------------------------------------------
           Total net store sales                             100%
      -----------------------------------------------------------------



           Marketing

            Piercing Pagoda's pricing policy is to maintain everyday low prices complemented by selective promotions. The Company seeks to be the value leader for popular-priced gold jewelry in the malls in which its stores are located. The Company's stores display merchandise on pads in glass enclosed showcases with clearly visible price tags that facilitate browsing and comparison shopping, while minimizing the need for sales support. The modular merchandise display trays in which the merchandise pads fit are configured so as to maximize the number of items displayed and to minimize unused space in the showcases. Generally, gold merchandise is priced based on the price the Company paid its suppliers for such merchandise, and the items are not repriced based on normal fluctuations in the price of gold. The Company regularly monitors price levels at its competitors in order to ensure that its prices are competitive, and the Company believes that its volume purchasing and established supplier relationships contribute to its ability to remain competitive. In addition to everyday low prices, the Company has a "preferred customer" jewelry club. The Company also utilizes promotional events such as "Buy Two Get One Free" and "Buy One Get One at Half Off", in addition to other promotional events and clearance sales. The Company intends to continue to emphasize these promotions and to monitor them in order to assess their relative success.

           In addition to emphasizing lower prices, extensive selection, 940 nationwide locations and over 20 years of retail experience, the Company promotes the following:

            Complimentary ear piercing. With the purchase of earrings, the Company offers complimentary ear piercing and a free check-up after four weeks. The Company utilizes a state-of-the-art ear piercing system and requires all employees performing ear piercing services to be trained and recertified by the Company annually. The Company limits its ear piercing service to the ear and will not pierce any other part of the body. During fiscal 2000, approximately 11% of the Company's net sales were derived from the sale of earrings in connection with complimentary ear piercing.

            Guarantee on all jewelry items. The Company will repair or replace, at no cost, all merchandise with manufacturing defects up to one year from date of purchase.

            Preferred customer jewelry club. During fiscal 2000, the Company modified its preferred customer jewelry club program. The Company now offers a customer incentive program which rewards frequent customers with a $10.00 discount certificate for every $100.00 of purchases. The Company maintains purchase histories for customers who choose to enroll in the program and issues discount certificates quarterly based upon purchase and redemption activity. Certificates expire within 90 days if unused. The Company's previous jewelry club program offered customers, after five purchases, a credit on the next purchase equal to the average price paid for the five purchased items. During fiscal 2000, customers applied a total of approximately $4.2 million of credits received under the current and previous jewelry club programs to purchases.

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

            Unlike many jewelry retailers, the Company does not extend credit to its customers, thereby minimizing bad debt expense. Approximately 73% of all purchases are cash transactions (including personal checks) with the remaining purchases being credit card sales.

           Stores

            At March 31, 2000, the Company operated 940 stores in 44 states and Puerto Rico, including 907 kiosk stores and 33 in-line stores, primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. The Company's kiosk stores average approximately 172 square feet, with approximately 37 linear feet of display cases. The Company generally seeks to locate its kiosk stores in high traffic areas of mall concourses, and has created several standard kiosk store designs that can be adapted to a particular store's location or to the design requirements of the mall. The kiosks are manufactured to the Company's specifications by third party kiosk suppliers and typically can be completed so that new stores can be opened within eight weeks after obtaining a lease commitment. At March 31, 2000, the Company operated stores in 659 malls, and operated more than one location in 234 of those malls. Of the stores operated, 33 were in-line stores, most of which were acquired from Earring Tree.

      The following table sets forth the Company's store openings and closings for the periods indicated:


                                        Fiscal year ended March 31,
                                    -------------------------------------

                                      1996    1997   1998   1999   2000
      -------------------------------------------------------------------

      Number of stores:

        Beginning of period           366     513     682    789    931

        Opened/acquired:

           Piercing Pagoda(1)         121     108      61    126     21

           Plumb Gold(2)               34      66      24     11      1
           Silver & Gold
             Connection(3)             --      --      38     80     20

           Other(4)                    --       2      --      4     11
      -------------------------------------------------------------------

                Total opened(5)       155     176     123    221     53
      -------------------------------------------------------------------

           Total closed(6)              8       7      16     79     44
      -------------------------------------------------------------------

           Total at end of period     513     682     789    931    940
      -------------------------------------------------------------------


      (1) Includes 42 stores in fiscal 1996, 41 stores in fiscal 1997, 10 stores in fiscal 1998, 64 stores in fiscal 1999, and one store in fiscal 2000, respectively, that were acquired and reopened under the Piercing Pagoda name. Includes stores operated under the name Piercing Pagoda Too in malls where a store is operated under the name Piercing Pagoda. Other than the acquisitions noted, stores that change names are not included as new openings.

      (2) Includes 24 stores in fiscal 1996, 55 stores in fiscal 1997, 3 stores in fiscal 1998 and 7 stores in fiscal 1999, respectively, that were acquired and reopened under the Plumb Gold name. Other than the acquisitions noted, stores that change names are not included as new openings.

      (3) Includes 54 stores in fiscal 1999 and one store in fiscal 2000 that were acquired and reopened under the Silver & Gold Connection name. Other than the acquisitions noted, stores that change names are not included as new openings.

      (4) Includes 1 store in fiscal 1999 that was acquired and reopened under the Gemstone name.

      (5) Includes 14 in-line stores in fiscal 1996, 7 in-line stores in fiscal 1997, 4 in-line stores in fiscal 1998 and 2 in-line stores in fiscal 2000.

      (6) Includes 1 store sold to a former licensee in fiscal 1997, and 3 stores sold in fiscal 1998. The Company acquired all of the outstanding stock of the former licensee on August 31, 1998, and now operates all the former licensed stores as its own.

      Store Operations

            Store operations are divided into nine regions, each of which is supervised by a regional sales manager. The regional sales managers supervise the Company's district sales managers, each of whom is responsible for an average of approximately twelve stores within a specific geographic area. Each of the Company's stores has a full-time manager and a full-time assistant manager in addition to hourly sales associates, most of whom work part-time. The number of hourly sales associates fluctuates greatly depending on seasonal needs.

            The Company believes that providing knowledgeable and responsive customer service is a crucial element to its success and, accordingly, has developed and implemented extensive employee training and incentive programs. In addition to training during the first few weeks of employment and frequent field training, the Company produces training videos for sales associates. The Company monitors its training program by having sales associates complete worksheets after viewing each video. Additionally, every August, all sales personnel complete "Piercing University" where they are retrained in the state-of-the-art, safe, sterile ear piercing method utilized by the Company. Store managers, most of whom are promoted from within the Company, also complete extensive training programs during which they receive training in management skills and employee relations as well as in sales and customer service. The Company regularly monitors customer service at its stores by using "secret shoppers" who complete evaluation forms after visiting stores as customers. Regional sales managers and district sales managers generally spend approximately one week, two to four times per year, in the Company's corporate headquarters where they receive ongoing administrative and operational training.

            The Company seeks to instill  enthusiasm and dedication in its store management personnel and sales associates through incentive programs and regularly solicits employee suggestions regarding store operations. Management believes that its employee-oriented culture creates a sense of personal accountability among its employees, as well as pride in the Company and its merchandise, resulting in a higher level of customer service. Sales associates, as well as store management personnel, receive base compensation plus incentive compensation and are entitled to discounts on purchases. The Company seeks to motivate its store personnel to focus on team success by having the incentive portion of their compensation related primarily to store performance and to a lesser extent to individual performance. District sales managers and their supervisors are eligible for stock options and stock purchases on a discounted basis pursuant to the Company's 1995 Employee Stock Purchase Plan, as well as for commissions and bonuses. The Company experiences a significant amount of turnover among its personnel, especially among its sales associates, that it believes is typical of its industry.

      Purchasing and Distribution

            The Company's centralized purchasing department selects and test markets its merchandise, develops relationships with suppliers and monitors the merchandise levels at the Company's stores and corporate distribution center. Target merchandise levels for each store are calculated according to the individual store's sales volume of each item. Generally, merchandise is delivered in bulk to the Company's headquarters where the Company's in-house merchandise staff prepares the items for display on merchandise pads. Items are tagged with a price and stickered with a bar code label for tracking.

            The Company utilizes approximately 150 vendors, primarily in the United States, Italy and Asia, who supply various jewelry products. The Company's purchase agreements with its suppliers are all denominated in U.S. dollars. During fiscal 2000, the Company's five largest suppliers accounted for approximately 41% of the merchandise purchased by the Company. One of these vendors accounted for approximately 15% of the Company's merchandise purchases during fiscal 2000. The

      Company does not believe that the loss of any current supplier would adversely affect its operations. The Company has no long-term contracts for the purchase of merchandise. Management believes that the relationships the Company has established with its suppliers are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores.

            The Company maintains a quality control program, with all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's offices. In addition, the Company regularly assays a portion of gold merchandise shipments to assure that the merchandise is of the karat represented by the supplier.

      Management Information Systems

            The Company currently uses proprietary,  customized systems for both its point-of-sale functions as well as for inventory management. The Company's point-of-sale system processes all transaction-related activity, collects payroll information, and provides data for the analysis of store performance and inventory control at the corporate headquarters. Through nightly polling of in-store registers, sales and inventory information is provided to the corporate headquarters. This information is used by the Company to monitor sell-through information and inventory levels, enhancing the Company's ability to control effectively the merchandise at its stores and to identify and react promptly to sales trends. Based on the sales data, the Company tailors individual stores' merchandise levels, plans its purchasing in order to benefit from volume purchasing discounts from its suppliers and prioritizes the in-house preparation of merchandise.

            The  Company  periodically  evaluates  its  information  systems  to determine if new or additional hardware or software is necessary or desirable based upon expected future growth plans. The Company believes its current inventory, replenishment and point-of-sale systems are adequate to meet expected future growth for at least the next two fiscal years. The Company anticipates that subsequent to fiscal 2002 it may be necessary to upgrade its inventory management and point-of-sale software. It is expected that any new inventory management or point-of-sale software may require modification to replicate certain custom elements of the Company's existing system .

            In fiscal 2000, the Company implemented new product planning and analysis software. The new software utilizes the SQL relational database and a Windows NT-based client/server architecture. This new system provides enhanced merchandise analysis tools that will allow the Company to better monitor and analyze the performance of its merchandise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Year 2000 issues.

      Competition

            The retail jewelry business is highly competitive and the Company believes that the primary elements of competition in the popular-priced jewelry business are price, selection, customer service, quality and the appeal and convenience of store locations. The Company competes with national and regional jewelry chains, department stores, local independently owned jewelry stores and chains, catalogue showrooms, discounters, direct mail suppliers, televised home shopping networks and internet based retailers. Certain of the Company's competitors have significantly greater financial and other resources than the Company. The retailing business is affected by changes in consumer taste, demographic trends and the type, number and location of competing stores. The Company also believes that it competes for store locations and for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

      Employees

            As of March 31, 2000, the Company had approximately 2,247 full-time and approximately 3,174 part-time employees. Of these, 270 were employed full-time and 53 part-time at the Company's corporate offices and distribution facility while the balance were employed as part of the Company's field sales force. The number of employees fluctuates depending on seasonal needs. During the fiscal 2000 peak holiday season, the Company had 5,401 part-time employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers relations with its employees to be good.

      Trademarks

            The Company believes its registered trademarks "Piercing Pagoda," "Silver Station" and "Silver & Gold Connection," along with the Company logo and "Plumb Gold" name, are important elements of the Company's marketing strategy. In addition, the Company has trademark applications pending for "Piercing Pagoda the Gold Company," "Diamond Isle" and "The Gold Station." The Company is not otherwise dependent on any patent, trademark, service mark or copyright.

      Government Regulation

            The Company's ear piercing service is not regulated by federal statute. Currently, Oregon, Indiana, Texas and Minnesota are the only states in which the Company operates that regulate ear-piercing activities. Legislation in Oregon requires the Company, and any of its employees administering ear piercing services in stores in Oregon, to be licensed by the State. The legislation in Oregon also deems ear piercing through anywhere but the lobe of the ear to be body piercing, which is subject to additional restrictions, including that it must be performed in a separate room. Accordingly, the Company limits its ear piercing to the ear lobe in Oregon. The state of Indiana has enacted legislation similar to the Oregon legislation, but which excludes the licensing requirement and, accordingly, the Company limits its ear piercing to the ear lobe in 26 of the 27 stores it operates in Indiana. The state of Texas has enacted legislation that regulates body piercing activities, but specifically excludes the earlobe. Rules covering the other parts of the ear have not yet been finalized and accordingly, the Company can not predict their potential effect on its operations in Texas. Two municipalities, one in Indiana and one in Minnesota have enacted legislation which imposes various restrictions upon ear piercing that make it impractical for the Company to comply. Accordingly, the Company does not perform ear piercing in the one location in each municipality affected by the regulation. Various other municipalities regulate or impose restrictions on the piercing of ear cartilage. The Company believes that cartilage piercing regulations and restrictions do not have a material impact on its operations. Management also believes that the Company complies in all material respects with all applicable legislation. While the Company does not expect existing or proposed legislation to have a material adverse effect on the Company's business, there is no assurance that governmental bodies will not modify existing legislation in such a way, or enact new legislation, that would restrict or prohibit the Company from providing ear piercing services in its stores or otherwise continuing to conduct its business as presently operated.

      Item 2.     PROPERTIES

            The Company leases all of its store locations, but owns the kiosks and other fixtures. The Company's typical lease is for a period of four years and includes a minimum base rent, a percentage rent based on store sales, a common area maintenance charge and payments to a merchants' association. In addition, substantially all of the Company's leases require the Company to contribute to the cost of advertising for the mall in which the store subject to the lease is located. The Company is generally required under the terms of its leases to maintain and conform its stores to agreed upon standards. Of the Company's store leases at March 31, 2000, 412 expire before March 31, 2001.

            The Company owns a 73,000 square foot building in Bethlehem, Pennsylvania that serves as its corporate headquarters and distribution center. To accommodate the Company's recent growth, an additional facility was constructed on approximately five acres of vacant land the Company owns adjacent to the Bethlehem property. This new facility, which was completed during fiscal 1999, is approximately 71,000 square feet and is used primarily for additional distribution and warehousing functions

      Item 3.  LEGAL PROCEEDINGS

            The Company is periodically a defendant in certain legal actions and other claims arising in the ordinary course of its business. In the opinion of management, liabilities, if any, arising from the ultimate resolution of such actions would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

            On October 19, 1999, the securities class action litigation that had been filed during fiscal 1999 against the Company and certain of its officers by Israel H. Buck et al. was dismissed with prejudice by the United States District Court for the Eastern District of Pennsylvania. No appeal of the dismissal was filed by the plaintiffs within the required time period.

      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2000.

      Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2000. All executive officers serve at the discretion of the Board of Directors of the Company.

      -------------------------------------------------------------------
               Name          Age          Position with Company
      -------------------------------------------------------------------
      Richard H. Penske       57  Chairman   of  the   Board  and  Chief
                                  Executive Officer
       John F. Eureyecko      51  President, Chief Operating Officer,
                                  Secretary and Director
       Barry R. Clauser       46  Senior Vice President -- Merchandise
                                  Operations
       Sharon J. Zondag       44  Senior Vice President -- Store
                                  Operations
       Gilbert P. Hollander   46  Senior Vice President of Merchandise
                                  Purchasing
       Brandon R. Lehman      48  Treasurer

       Lisa E. Sankovsky      39  Vice President -- Real Estate

       Richard J. McKeon      42  Director of Management Information
                                     Systems
       Christopher J. Barone  35  Corporate Controller
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

           Gilbert P. Hollander joined the Company in May of 1997 as Director of New Business Development, was promoted to Vice President of Merchandise Purchasing in February of 1999 and was promoted to Senior Vice President of Merchandise Buying in February of 2000. Prior to joining the Company, Mr. Hollander held various senior management positions with Silver & Gold Connection, a kiosk based jewelry retailer and has owned and operated his own wholesale and retail jewelry business.

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

           The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on Nasdaq, for the last two fiscal years:


                                               High       Low
           Fiscal 1999
           First Quarter                       $ 25.67    $ 20.83
           Second Quarter                      $ 24.30    $ 11.06
           Third Quarter                       $ 16.13    $  8.50
           Fourth Quarter                      $ 11.06    $  8.88


           Fiscal 2000
           First Quarter                       $ 13.75    $  8.81
           Second Quarter                      $ 16.75    $ 12.75
           Third Quarter                       $ 15.13    $  8.13
           Fourth Quarter                      $ 13.88    $ 11.50


           As of June 21, 2000, there were approximately 165 holders of record of the Company's common stock.

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

      Item 6. SELECTED FINANCIAL DATA

           The selected financial data for the five years ended March 31, 2000 is qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                              Fiscal Year Ended March 31,
                                                       --------------------------------------------------------------------------
                                                             2000            1999         1998          1997           1996
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
                                                                 ( In thousands, except per share and operating data)
Income Statement Data:
   Net sales                                              $ 280,718         $ 255,147   $ 222,128    $ 166,885       $ 121,581
   Cost of goods sold and occupancy expenses
    (excluding depreciation on kiosks and store
      fixtures)                                             144,556           137,072     119,328       92,308          67,440
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
   Gross profit                                             136,162           118,075     102,800       74,577          54,141
   Selling, general and administrative expenses
     (including depreciation on kiosks and store
      fixtures)                                             111,082           102,464      82,916       60,845          43,887
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
   Income from operations                                    25,080            15,611      19,884       13,732          10,254
   Interest and other income                                    251               367         562          386             282
   Interest expense                                           3,698             3,110       2,896        2,208           1,306
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
   Earnings before income taxes                              21,633            12,868      17,550       11,910           9,230
   Income taxes                                               8,652             5,225       6,581        4,372           3,553
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
   Net income                                              $ 12,981           $ 7,643    $ 10,969      $ 7,538         $ 5,677
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
Earnings Per Share Data:
     Earnings per share:
         Basic                                                $ 1.43            $ 0.84     $ 1.25       $ 0.96         $ 0.72
         Diluted                                              $ 1.41            $ 0.82     $ 1.21       $ 0.93         $ 0.71
     Weighted average shares outstanding:
         Basic                                                9,066             9,119       8,765        7,886         7,856
         Diluted                                              9,237             9,331       9,062        8,084         7,988

Selected Operating Data:
   Number of stores at beginning of period                    931               789           682          513            366
   Stores added (net of closures and sales)                     9               142           107          169            147
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
   Stores at end of period                                    940               931           789          682            513
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------

   Average jewelry units sold per
     comparable store (rounded) (1)                          11,700          11,700        11,800       12,000         11,600
   Average comparable store net sales (2)                 $ 312,000       $ 291,000     $ 295,000    $ 303,000      $ 295,000
   Average comparable store
     net sales per square foot (3)                           $1,668         $ 1,581       $ 1,630       $1,848        $ 1,821
   Average comparable store square footage (3)                  187             184           181          164           162
   Percentage increase  in
     comparable store net sales (4)                            6.7%            0.3%          3.0%         7.6%          12.4%

                                                                                       March 31,
                                                       ----------------- ------------- ------------ -------------- --------------
                                                             2000            1999         1998          1997           1996
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------
                                                                                     (In thousands)
Balance Sheet Data:
   Working capital                                         $ 37,836        $ 47,571      $ 44,302     $ 40,649       $ 15,948
   Inventory                                                 63,960          53,685        53,149       43,109         25,390
   Total assets                                             127,293         123,300        96,099       79,741         47,906
   Current installments of long-term debt and
     revolving line of credit                                17,639             432           247          234          5,910
   Long term debt, less current installments                  4,929          25,169         9,742       26,690          2,350
   Stockholders' equity                                      84,714          74,491        66,328       37,522         29,579
------------------------------------------------------ ----------------- ------------- ------------ -------------- --------------

       (1) Reflects average jewelry units sold per comparable store based on 283, 355, 493, 628 and 711 comparable stores in fiscal 1996, fiscal 1997, fiscal 1998, fiscal 1999 and fiscal 2000, respectively, which represent the number of all stores open at the end of such fiscal year which were also open as of the beginning of the preceding year.

       (2) Average net sales per comparable store is calculated based on the net sales of all stores open as of the beginning of the preceding fiscal year divided by the number of such stores.

       (3) Reflects average net sales per square foot for comparable stores (those stores open at the end of the respective fiscal year which were also open as of the beginning of the preceding fiscal year) based on the approximate average square footage per comparable store of 162, 164, 181, 184 and 187 square feet for fiscal 1996, 1997, 1998, 1999 and fiscal 2000, respectively.

       (4) Comparable store net sales data is calculated based on the change in net sales of all stores open as of the beginning of the preceding fiscal year.

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

           Results of Operations

           The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of net sales:


                                                    Fiscal Year Ended
                                                        March 31,
      -------------------------------------------------------------------

                                                   2000    1999   1998
                                                 ------------------------

      Net sales                                   100.0%    100.0% 100.0%

      Cost of goods sold and occupancy expenses
         (excluding depreciation on kiosks)        51.5      53.7   53.7
      -------------------------------------------------------------------

      Gross profit                                 48.5      46.3   46.3

      Selling, general and administrative
       expenses(including depreciation
       on kiosks)                                  39.6      40.2   37.3

      -------------------------------------------------------------------

      Income from operations                        8.9       6.1    9.0

      Interest and other income                     0.1       0.1    0.2

      Interest expense                              1.3       1.2    1.3
      -------------------------------------------------------------------

      Earnings before income taxes                  7.7       5.0    7.9

      Income taxes                                  3.1       2.0    3.0
      -------------------------------------------------------------------

      Net income                                    4.6%      3.0%   4.9%
      -------------------------------------------------------------------

           Comparison of Fiscal 2000 and Fiscal 1999

           Net Sales

           Net sales increased $25.6 million, or 10%, to $280.7 million in fiscal 2000 from $255.1 million in fiscal 1999. This increase was due primarily to a $13.9 million, or 6.7%, increase in net sales at the Company's 711 comparable stores. At March 31, 2000, the Company operated 940 stores compared to 931 stores at March 31, 1999, an increase of 1%. During the year, the Company opened 53 stores and closed 44. The average jewelry units sold in fiscal 2000 per comparable store were unchanged at 11,700 from fiscal 1999. The average price per jewelry unit sold for all the Company's stores increased to $26.55 in fiscal 2000 from $24.54 in fiscal 1999.

           Gross Profit

           Gross profit increased $18.1 million, or 15.3%, to $136.2 million in fiscal 2000 from $118.1 million in fiscal 1999. Gross margin also increased from 46.3% of net sales in fiscal 1999 to 48.5% of net sales in fiscal 2000, an improvement of 2.2% of net sales. The increase in gross profit is primarily attributable to the Company's increase in net sales. The improvement in gross profit margin primarily reflects improved merchandise margins due to lower merchandise costs, less promotional activity during the year and changes in merchandise mix compared to the previous year. During the current fiscal year, the Company implemented certain changes to its merchandise selection that had a favorable impact on sales and gross profit margin. These changes include the introduction of new 10k and 14k gold merchandise styles with higher gross profit margins and increasing the selection of non-gold merchandise. In addition, the Company modified its promotional strategy, reducing the amount of store-wide promotions in favor of promotions on selected merchandise. As a result, a greater amount of sales were achieved at a higher average unit price and produced better gross profit dollars and margin. Additionally, better leverage of fixed rent and occupancy costs have resulted in lower store rent expense as a percentage of net sales. This is partially attributable to the Company's efforts to eliminate under-performing stores from its portfolio. Since the beginning of the previous fiscal year, the Company has closed 123 under-performing stores and worked to improve the operations at its remaining stores.

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses increased $8.6 million, or 8.4%, to $111.1 million in fiscal 2000 from $102.5 million in fiscal 1999. However, as a percentage of net sales, selling, general and administrative expenses decreased to 39.6% in fiscal 2000 from 40.2% in fiscal 1999. The increase in selling, general and administrative expense primarily reflects the combination of higher store payroll expense, greater corporate overhead expense and higher depreciation and amortization expense compared to the prior year. These were partially offset by reductions in supervisory and direct and indirect store expenses. The increase in store payroll was caused by higher base compensation as well as greater bonus payments due to higher sales volume. Corporate overhead expense increased due to the hiring of additional personnel into various corporate functions including merchandise buying and expenditures to support the Company's revised jewelry club program. Supervisory and direct and indirect store expense decreased due to the lower level of both store openings and closings compared to the prior year.

           Depreciation and amortization expense increased 20.0% to $8.4 million in fiscal 2000 from $7.0 million in fiscal 1999. This was due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations. Additionally, amortization expense includes a full year of amortization of goodwill acquired in connection with the acquisition of 104 former GCG stores in July 1998 and 22 stores acquired from the former Florida Licensee in August 1998. Approximately $13.7 million of goodwill was recorded in connection with these two acquisitions and is being amortized over fifteen years. Goodwill and other amortization expense totaled $1.9 million and $1.3 million in fiscal 2000 and 1999, respectively.

           Interest Expense

           Interest expense increased $588,000, or 19.0%, to $3.7 million in fiscal 2000 from $3.1 million in fiscal 1999, and as a percentage of net sales increased to 1.3% from 1.2%. Interest expense includes interest paid on bank borrowings, fees paid for letters of credit, including letters of credit to support the Company's gold consignment program, and gold consignment fees. The increase in interest expense primarily reflects an increase in total average borrowings under the Company's revolving line of credit, higher average interest rates under the revolving credit facility (6.84% versus 6.75%) and higher average rates paid under the Company's gold consignment program (2.68% versus 1.94%).

           Income Tax Expense

           Income tax expense increased $3.5 million to $8.7 million in fiscal 2000 from $5.2 million in fiscal 1999. The increase in income tax expense is due to the increase in the Company's earnings before income taxes. As a percentage of earnings before income taxes, income tax expense decreased slightly to 40.0% in fiscal 2000 from 40.6% in fiscal 1999. Income tax expense in fiscal 1999 included $165,000 of income taxes recognized for potential state income exposure for periods which were under audit. Current year income tax expense does not include a comparable charge.

           Net Income

           The Company's net income increased $5.3 million, or 69.7%, to $13.0 million in fiscal 2000 from $7.6 million in fiscal 1999 due to the factors described above.

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

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses increased $19.6 million, or 23.6%, to $102.5 million in fiscal 1999 from $82.9 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 40.2% in fiscal 1999 from 37.3% in fiscal 1998. The combined effect of non-recurring pre-opening costs, lower than expected sales results at many of the acquired locations and expenses recorded to close under-performing stores resulted in the significant increase in both selling, general and administrative expenses and their relationship to net sales. During fiscal 1999, the Company opened 221 new and acquired stores, including 104 former GCG locations. This represents the largest number of new stores the Company has ever opened in a single fiscal year. After a review of the initial sales results and future sales potential of the 104 locations acquired from GCG, the Company announced on September 28, 1998 that it would close 30 of these locations by March 31, 1999 and work to improve operations at the remaining stores. In addition, the Company chose to close another 49 under-performing stores by year-end, bringing the total stores closed in fiscal 1999 to 79, the largest number of stores the Company has ever closed in one fiscal year. During fiscal 1999, the Company recognized approximately $1.6 million of store closure costs as additional selling, general and administrative expense of which $1.3 million is included in accrued expenses and other current liabilities at March 31, 1999. These costs include estimated outstanding lease obligations and kiosk disposal costs associated with the 79 stores the Company closed in fiscal 1999 and 35 additional locations for which a closure decision had been made at March 31, 1999, but which are scheduled to close in fiscal 2000.

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


           Liquidity and Capital Resources

           The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2000, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program, bank borrowings and a public offering of common stock that was completed during fiscal 1998. The Company had working capital of $37.8 million and $47.6 million at the end of fiscal 2000 and fiscal 1999, respectively. See "Seasonality."

           Net cash provided by operating activities was $12.3 million in fiscal 2000 versus $15.0 million in fiscal 1999. Net cash provided by operating activities in fiscal 2000 reflects net earnings plus depreciation and amortization, increases in inventory reflecting the Company's introduction of new merchandise styles, partially offset by changes in other current assets and liabilities. Net cash provided by operating activities in fiscal 1999 primarily reflects net earnings plus depreciation and amortization, partially offset by changes in working capital requirements.

           Net cash used in investing activities was $9.4 million and $28.3 million in fiscal 2000 and fiscal 1999, respectively. These amounts reflect $8.8 million and $12.6 million of capital expenditures related primarily to new stores in fiscal 2000 and fiscal 1999, respectively. Additionally, in fiscal 1999, the Company paid $3.0 million for the acquisition of 104 former GCG locations and $11.4 million for all of the outstanding stock of the former Florida Licensee.

           Net cash used in financing activities was $5.9 million in fiscal 2000 compared to $14.6 million provided by financing activities in fiscal 1999. This reflects the repurchase of the Company's common stock pursuant to its stock repurchase program and net activity under its revolving line of credit facility. The stock repurchase program was approved by the Board of Directors on August 13, 1999 and amended on November 22, 1999. This program authorized the Company to repurchase up to 400,000 shares of its common stock. Net cash provided by financing activities was $14.6 million in fiscal 1999. This primarily reflects an increase in the Company's revolving line of credit and additional long-term debt. These increases were used to fund store expansion, acquisitions and the construction of an additional warehouse and distribution center.

           The Company currently has an unsecured revolving line of credit facility, which expires July 31, 2000, that provides for maximum borrowings of $105 million through a combination of cash advances (which may not exceed $65 million) and letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of (i) the prime rate of the Company's primary lender minus 100 basis points (8.00% at March 31, 2000) or (ii) a rate based on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (6.57% at March 31, 2000); however, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (7.24% at March 31, 2000 for a one month maturity), subject to certain restrictions. Fees are paid on letters of credit based on amounts outstanding at an annual rate of 0.75%. At March 31, 2000, the Company had $45.2 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of approximately $40.1 million and approximately $41.4 million were issued at March 31, 2000 and 1999, respectively. The Company is currently negotiating with a syndicate of banks, which includes its current lenders, for a new revolving credit facility. A new credit facility is expected to be in place by July 31, 2000

           The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; require the Company to maintain minimum ratios of indebtedness to adjusted net income (as defined), current assets to current liabilities and indebtedness to capitalization (as defined); place limitations on the Company's ability to incur additional debt or grant security interests in its assets; and restrict the redemption, purchase or retirement of its capital stock. The Company was in compliance with all the terms of its loan agreement at March 31, 2000

           The Company utilizes gold consignment arrangements that allow the Company to finance its gold merchandise at rates which are less than its traditional bank borrowing rates. Under the consignment arrangements, the Company generally sells to a consignor the gold content of the merchandise that it owns and simultaneously has the gold consigned back to the Company. The jewelry containing the consigned gold is commingled with the gold jewelry owned by the Company. The Company's obligation to the consignors is based upon the price of gold at the time of the sale by the Company of the consigned gold and, therefore, is subject to fluctuation based on changes in the market value of gold. If the gold ounces in merchandise held for sale by the Company is about to be reduced below the amount of gold consigned, the Company either repurchases the gold from a consignor or purchases additional gold jewelry from suppliers to support the amount of consigned gold. In the event the price of gold at the time of such repurchases or purchases is greater than the price at the time the gold was originally sold to the consignor, the Company's gross profit margin will be decreased. The Company does not engage, and currently has no plans to engage, in hedging transactions to protect against fluctuations in the market value of gold or to lock in prices for future purchases. The Company does, however, manage the amount of gold consigned in relation to its total merchandise available for sale in order to provide the Company with the flexibility to consign or repurchase gold according to seasonal fluctuations in merchandise levels and sales.

           During  fiscal  2000 and  1999,  average  financing  costs  under the consignment agreements were approximately 2.68% and 1.94% per annum, respectively, of the market value of the gold held under consignment. Additionally, the current consignment agreements require a letter of credit to support the market value of the gold consigned to the Company. The financing cost to the Company of the consignment program is substantially less than the cost that would have been incurred if the Company financed the purchase of all of its gold requirements with borrowings under its revolving credit facility. The Company's current gold consignment arrangements are terminable by either party upon either 30 or 45 days notice, depending on the consignor. Gold consignment programs are common in the gold jewelry industry and the Company believes that, if the institutions with which it currently has gold consignment agreements were to terminate such agreements, it would have a number of opportunities to establish gold consignment programs with terms similar to its current arrangements.

           During the last two fiscal years, the Company has financed an average of approximately 72% of the gold content of its merchandise under the consignment program. As of March 31, 2000, the amount of gold consigned was 142,000 ounces with a value of $39.3 million. At March 31, 1999, 143,443 ounces with a value of $40.1 million were consigned by the Company. The consigned gold is not included in inventory on the Company's balance sheet and, therefore, there is no related liability recorded. If the market value of gold increases, assuming the number of ounces consigned remain constant, the financing costs incurred by the Company which are included in interest expense, and the repayment obligations to the consignors under the consignment arrangements, will increase in proportion to the increase in the market value of gold. Additionally, the amount of the letters of credit would need to be increased to support the increased market value of the consigned gold, thereby reducing the amount which might otherwise be available for cash borrowings under the Company's revolving credit facility.

           The Company anticipates capital expenditures in fiscal 2001 to total approximately $9.5 million, of which approximately $4.6 million is related primarily to the construction of new stores and the renovation of existing stores. The Company currently anticipates opening approximately 40 to 60 new stores in fiscal 2001. The opening of a new store generally requires a total investment of approximately $123,000, including approximately $80,000 of inventory (a portion of which is generally financed through consignment arrangements), $35,000 for construction of the kiosk, fixtures, point-of-sale register and other equipment and supplies and $9,000 for pre-opening expenses which are expensed when incurred. The Company believes that the expected net cash provided by operating activities, its gold consignment program and bank borrowings under its revolving line of credit facility will be sufficient to fund the Company's currently anticipated capital and liquidity needs.

           Seasonality

           The Company's business is highly seasonal. Due to the impact of the holiday shopping season, the Company experiences a substantial portion of its total net sales and profitability in its third fiscal quarter (ending December 31st). During the last two fiscal years, the month of December, on average, has accounted for approximately 25% of the Company's annual net sales and 129% of its annual income from operations. The Company has generally experienced lower net sales in each of the first, second and fourth quarters of each fiscal year, and lower net income or net losses in each of those quarters.

           Quarterly Data

           Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:


                                                     Fiscal 2000                                        Fiscal 1999

                                         1st        2nd         3rd        4th        1st         2nd        3rd         4th
                                       Quarter                Quarter                           Quarter                Quarter
                                                 Quarter                Quarter    Quarter                Quarter
    ------------------------------- ----------- ---------- ----------- ---------- ---------- ----------- ---------- -----------

                                                              (In thousands, except per share data)

    Statement of Income Data:

      Net sales                     $  58,154   $  54,827  $ 105,279   $  62,458  $  48,018  $  49,670   $ 101,985  $  55,474

      Gross profit(1)                  25,489      25,619     55,093      29,961     21,385     22,050      50,066     24,574

      Selling, general and
        administrative expenses(1)     25,348      25,848     32,388      27,498     20,755     24,172      32,356     25,181

      Income (loss)from                   141        (229)    22,705       2,463        630     (2,122)     17,710       (607)
        operations

      Net income (loss)                  (311)       (683)    12,972       1,003        102   $ (1,764)     10,169       (864)

      Diluted  earnings (loss) per
        share                         $ (0.03)    $ (0.07)   $  1.41      $  0.11   $  0.01    $ (0.19)    $  1.10   $  (0.09)
    ------------------------------- ----------- ---------- ----------- ---------- ---------- ----------- ---------- -----------



    Comparable Store Net Sales
      Increase (Decrease)                6.0%        6.3%       4.4%        11.8%      2.8%       0.3%        (3.1)%      3.6%



    As a Percentage of Net Sales:

      Gross profit(1)                   43.8%       46.7%      52.3%        48.0%     44.5%      44.4%        49.1%      44.3%

      Selling, general and
        administrative expenses(1)      43.6        47.1       30.8         44.0      43.2       48.7         31.7       45.4

      Income (loss) from
        operations                       0.2        (0.4)      21.6          3.9       0.1       (4.3)        17.4       (1.1)

      Net income (loss)                 (0.5)       (1.2)      12.3          1.6        -        (3.6)        10.0       (1.6)
    ------------------------------- ----------- ---------- ----------- ---------- ---------- ----------- ---------- -----------

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

           The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a variety of factors, including the amount and timing of acquisitions and new store openings, the integration of recently acquired and newly opened stores into the operations of the Company, the timing of promotions, fluctuations in the price of gold, and changes in national and regional economic conditions. For example, earnings from operations in the first and second and fourth quarters of fiscal 1999 were adversely affected by the integration and assimilation of 520 stores opened or acquired over the last three fiscal years. This was due primarily to the relatively fixed nature of rent and other occupancy costs and selling, general and administrative costs associated with the recently acquired and newly opened stores, which had a significant adverse impact on these lower net sales volume quarters.

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

           The Company successfully transitioned into the Year 2000 (Y2K) without any major disruption of systems or business operations. No significant Y2K issues were experienced relative to the Company's merchandise and other third party vendors. Accordingly, it was not necessary to invoke any of the Company's contingency plans, which were developed for use in the event of supplier delivery delay or failure, or critical system or support equipment interruption or failure. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Y2K matters that may arise are addressed promptly.

           The Company spent less than $500,000 on hardware and software purchased specifically to address Year 2000 issues. Expenditures were funded through operating cash flows. Operating costs related to Y2K compliance projects were incurred over several quarters and expensed as incurred. These amounts did not have a material adverse effect on the Company's financial condition or operating results. The Company does not believe that the Y2K issue presents a material risk to the Company's future results of operations, liquidity or capital resources.

           Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June of 1999, the FASB issued SFAS No. 137, "Acounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not anticipate adoption of this standard will have a material impact on the Company's financial condition or results of operations.

      Item 7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET
               RISK

           Interest Rate Risk

           The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments and, in fiscal 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit to provide working capital for operations and inventory build-up prior to the holiday selling season. Construction and improvements to the Company's headquarters and warehouse and distribution center are financed with long-term, fixed rate notes. In fiscal 1999, the Company entered into an interest rate swap agreement related to a new long-term note to effectively convert it from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The Company originated the long-term note as a variable rate instrument in anticipation of a decline in interest rates, then used the interest rate swap agreement to fix the rate. The counterparty to the swap agreement is one of the Company's primary lenders under its revolving line of credit.

           The table below summarizes the Company's market risks associated with long-term debt obligations and its interest rate swap as of March 31, 2000. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by expected year of maturity. For the interest rate swap, the table reflects the notional amount underlying the interest rate swap by year of maturity. The notional amount is used to calculate contractual payments to be exchanged and is not actually paid or received. Fair values were computed based upon discounted cash flows using market interest rates as of the end of the period.


March 31, 2000
(In thousands)                                Expected Fiscal Year of Maturity
                             --------------------------------------------------------------------
                               2001        2002       2003       2004       2005     Thereafter     Total      Fair Value

Fixed Rate Debt:

   Long-term notes              $ 439      $ 470      $ 500      $ 529    $ 569        $ 2,861     $ 5,368        $ 5,368
   Interest expense             $ 305      $ 283      $ 254      $ 222    $ 188          $ 667     $ 1,919
   Average interest rate        5.90%       6.00%     6.00%      5.98%     5.94%          5.72%

Variable Rate Debt:

   Revolving line of credit
                              $ 17,200      -           -          -          -           -         $ 17,200     $ 17,200
   Interest expense            $ 1,376      -           -          -          -           -         $ 1,376
   Average interest rate        8.00%

Interest Rate Swaps:
   1 Swap Receive Variable
     Pay Fixed                 $ 120      $ 125       $ 130      $ 140      $ 150      $ 1,775     $ 2,440           $ 55
     Variable Receive Rate
     = 6.24%
     Pay Rate = 6.23%


March 31, 1999
(In thousands)                                Expected Fiscal Year of Maturity
                             --------------------------------------------------------------------
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
     Variable Receive Rate
     = 5.05%
     Pay Rate = 6.23%




           Limitations of the tabular presentation

           As the table incorporates only those interest rate risk exposures that exist at March 31, 2000, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments may differ materially from cash flows presented in the table due to future fluctuations in interest rates and Company debt levels.

           Commodity risk

           For a discussion of the commodity risk associated with the Company's holdings of gold merchandise see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
           Independent Auditors' Report                                 30

           Consolidated Balance Sheets at March 31, 2000 and 1999       31

           Consolidated  Statements  of Income for the Years
             ended March 31,2000, 1999 and 1998                         32

           Consolidated Statements of Changes in Stockholders'
             Equity for the Years ended
             March 31, 2000, 1999 and 1998                              33

           Consolidated Statements of Cash Flows for the Years ended
           March 31, 2000, 1999 and 1998                                34

           Notes to Consolidated Financial Statements                   36

                           Independent Auditors' Report



      The Board of Directors
      Piercing Pagoda, Inc.:

           We have audited the accompanying consolidated balance sheets of Piercing Pagoda, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We  conducted  our  audits  in  accordance  with  auditing  standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piercing Pagoda, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                KPMG  LLP
      Allentown, Pennsylvania
      May 8, 2000

           PIERCING PAGODA, INC.
           Consolidated Balance Sheets
           March 31,
           (In thousands, except share data)

           -------------------------------------------------------------------------- ---------------- --- ----------------
           Assets                                                                          2000                 1999
           -------------------------------------------------------------------------- ---------------- --- ----------------
           Current assets:
               Cash                                                                          $ 1,137              $ 4,068
               Accounts receivable                                                             2,909                4,674
               Inventory                                                                      63,960               53,685
               Deposits for inventory purchases                                                  197                  707
               Prepaid expenses and other current assets                                       1,476                1,337
               Prepaid income taxes                                                                -                  131
               Deferred income taxes                                                             992                2,213

           -------------------------------------------------------------------------- ---------------- --- ----------------
           Total current assets                                                               70,671               66,815
           -------------------------------------------------------------------------- ---------------- --- ----------------

           Property, fixtures and equipment, net                                              35,692               34,293
           Goodwill, net                                                                      19,155               20,199
           Other assets, net                                                                   1,775                1,993

           -------------------------------------------------------------------------- ---------------- --- ----------------
                                                                                           $ 127,293            $ 123,300
           -------------------------------------------------------------------------- ---------------- --- ----------------

           Liabilities and Stockholders' Equity
           -------------------------------------------------------------------------- ---------------- --- ----------------
           Current liabilities:

               Accounts payable                                                              $ 2,912              $ 3,934
               Current installments of long-term debt and
                revolving line of credit                                                      17,639                  432
               Income taxes payable                                                               50                  125
               Accrued expenses and other current liabilities                                 12,234               14,753

           -------------------------------------------------------------------------- ---------------- --- ----------------
           Total current liabilities                                                          32,835               19,244
           -------------------------------------------------------------------------- ---------------- --- ----------------

           Long-term debt, less current installments                                           4,929               25,169
           Deferred income taxes                                                               4,144                3,476
           Other liabilities                                                                     671                  920

           -------------------------------------------------------------------------- ---------------- --- ----------------
           Total liabilities                                                                  42,579               48,809
           -------------------------------------------------------------------------- ---------------- --- ----------------

           Commitments and contingencies
           Stockholders' equity
               Preferred stock, par value $.01 per share,
                 authorized 3,000,000 shares. None issued.                                         -                    -
               Common stock, par value $.01 per share, authorized
                15,000,000 shares. Issued 9,179,988
                and 9,133,901 shares at March 31, 2000 and 1999, respectively.                    92                   92
               Additional paid-in capital                                                     41,339               40,906
               Treasury stock, at cost                                                        (3,191)                   -
               Retained earnings                                                              46,474               33,493

           -------------------------------------------------------------------------- ---------------- --- ----------------
           Total stockholders' equity                                                         84,714               74,491
           -------------------------------------------------------------------------- ---------------- --- ----------------
                                                                                           $ 127,293            $ 123,300
           -------------------------------------------------------------------------- ---------------- --- ----------------

      See accompanying notes to consolidated financial statements.

           PIERCING PAGODA, INC.
           Consolidated Statements of Income
           Years ended March 31,
           (In thousands, except per share data)

           ---------------------------------------------------------------------- ------------------ --------------- --------------
                                                                                        2000              1999           1998
           ---------------------------------------------------------------------- ------------------ --------------- --------------

           Net sales                                                                  $ 280,718          $ 255,147       $ 222,128
           Cost of goods sold and occupancy expenses
                (excluding depreciation on kiosks and store fixtures)                   144,556            137,072         119,328
           ---------------------------------------------------------------------- ------------------ --------------- --------------
           Gross profit                                                                 136,162            118,075         102,800

           Selling, general and administrative expenses
                (including depreciation on kiosks and store fixtures)                   111,082            102,464          82,916
           ---------------------------------------------------------------------- ------------------ --------------- --------------
           Income from operations                                                        25,080             15,611          19,884

           Interest and other income                                                        251                367             562
           Interest expense                                                               3,698              3,110           2,896
           ---------------------------------------------------------------------- ------------------ --------------- --------------
           Earnings before income taxes                                                  21,633             12,868          17,550

           Income taxes                                                                   8,652              5,225           6,581
           ---------------------------------------------------------------------- ------------------ --------------- --------------
           Net income                                                                  $ 12,981            $ 7,643        $ 10,969
           ---------------------------------------------------------------------- ------------------ --------------- --------------

           Basic earnings per share                                                     $ 1.43             $ 0.84          $ 1.25
           ---------------------------------------------------------------------- ------------------ --------------- --------------
           Diluted earnings per share                                                   $ 1.41             $ 0.82          $ 1.21
           ---------------------------------------------------------------------- ------------------ --------------- --------------



      See accompanying notes to consolidated financial statements.


         PIERCING PAGODA, INC.
         Consolidated Statements of Changes in Stockholders' Equity

         (In thousands, except number of shares)

         ---------------------------------- ----------------------- -------------- ----------- ----------- -------------
                                                                      Additional
                                                 Common stock          paid-in      Treasury    Retained
                                               Shares      Amount       capital       Stock      Earnings      Total
         ---------------------------------- ------------- ---------- -------------- ----------- ----------- -------------
         Balance - March 31, 1997             7,910,991        $ 79    $ 22,562            -     $ 14,881      $ 37,522
         Share transactions under
         employee stock plans,
         including tax benefit                   55,375           -         648            -            -           648
         Secondary public offering            1,121,250          12      17,177            -            -        17,189
         Net income                                   -           -           -            -       10,969        10,969
         ---------------------------------- ------------- ---------- -------------- ----------- ----------- -------------
         Balance - March 31, 1998             9,087,616        $ 91    $ 40,387            -     $ 25,850      $ 66,328
         Share transactions under
         employee stock plans,
         including tax benefit                   46,285           1         519            -            -           520
         Net income                                   -           -           -            -        7,643         7,643
         ---------------------------------- ------------- ---------- -------------- ----------- ----------- -------------
         Balance - March 31, 1999             9,133,901        $ 92    $ 40,906            -     $ 33,493      $ 74,491
         Share transactions under
         employee stock plans,
         including tax benefit                   46,087           -         433            -           -            433
         Purchase of treasury stock                   -           -           -        (3,191)         -         (3,191)
         Net income                                   -           -           -            -        12,981       12,981
         ---------------------------------- ------------- ---------- -------------- ----------- ----------- -------------
         Balance - March 31, 2000             9,179,988        $ 92    $ 41,339     $ (3,191)     $ 46,474     $ 84,714
         ---------------------------------- ------------- ---------- -------------- ----------- ----------- -------------

         See accompanying notes to consolidated financial statements.

           PIERCING PAGODA, INC.

           Consolidated Statements of Cash Flows

           Years ended March 31,
           (In thousands)


           -------------------------------------------------------------- ------------------- -------------- ---------------
                                                                                 2000             1999            1998
           -------------------------------------------------------------- ------------------- -------------- ---------------
           Cash flows from operating activities:
              Net income                                                       $ 12,981            $ 7,643       $ 10,969
              Adjustments to reconcile net income to net cash
           provided by operating activities:
                   Depreciation and amortization                                  8,400              7,030          5,402
                   Loss on disposal of property, fixtures and
                    equipment                                                       865                337            141
                   Other changes in other assets                                     69                 76           (101)
                   Deferred income taxes                                          1,889                833            732
                   Changes in operating assets and liabilities,
                      net of effects of acquisitions:
                        Accounts receivable                                       1,765             (3,688)           779
                        Inventory                                               (10,275)             1,274         (7,673)
                        Deposits for inventory purchases                            510               (161)           304
                        Prepaid expenses and other current
                         assets                                                    (139)              (277)          (301)
                        Prepaid income taxes                                        131                 84          1,279
                        Accounts payable                                         (1,022)               702           (436)
                        Accrued expenses and other current
                          liabilities                                            (2,519)             2,130          2,882
                        Income taxes payable                                        (75)              (671)         1,019
                        Other liabilities                                          (249)              (283)          (133)

           -------------------------------------------------------------- ------------------- -------------- ---------------
           Net cash provided by operating activities                             12,331             15,029         14,863
           -------------------------------------------------------------- ------------------- -------------- ---------------

           Cash flows from investing activities:
              Additions to property, fixtures and equipment                      (8,793)           (12,570)        (9,066)
              Payments for purchases of businesses                                 (527)           (15,583)        (7,980)
              Proceeds from disposal of property, fixtures and
               equipment                                                              -                  -             67
              Other changes in other assets, net                                    (88)              (100)           (25)

           -------------------------------------------------------------- ------------------- -------------- ---------------
           Net cash used in investing activities                               $ (9,408)         $ (28,253)     $ (17,004)
           -------------------------------------------------------------- ------------------- -------------- ---------------

           PIERCING PAGODA, INC.

           Years ended March 31,

           (In thousands)

           -------------------------------------------------------------- ------------------- -------------- ---------------
                                                                                 2000             1999            1998
           -------------------------------------------------------------- ------------------- -------------- ---------------
           Cash flows from financing activities:
              Repayments of long-term debt                                       $ (433)            $ (253)        $ (235)
              Revolving line of credit, net                                      (2,600)            11,058        (16,700)
              Proceeds from issuance of long-term debt                                -              3,565              -
              Debt issuance fees paid                                               (63)              (204)           (51)
              Proceeds from issuance of common stock, net                             -                  -         17,189
              Purchase of treasury stock                                         (3,191)                 -              -
              Net proceeds from the issuance of stock under
           employee share plans                                                     433                427            518

           -------------------------------------------------------------- ------------------- -------------- ---------------
           Net cash provided by financing activities                             (5,854)            14,593            721
           -------------------------------------------------------------- ------------------- -------------- ---------------
           -------------------------------------------------------------- ------------------- -------------- ---------------
           Net increase (decrease) in cash                                       (2,931)             1,369         (1,420)

           Cash at beginning of period                                            4,068              2,699          4,119

           -------------------------------------------------------------- ------------------- -------------- ---------------
           Cash at end of period                                                $ 1,137            $ 4,068        $ 2,699
           -------------------------------------------------------------- ------------------- -------------- ---------------

           Supplemental disclosures of cash flow     information:
              Cash paid during the period for:
                 Interest                                                       $ 3,710            $ 3,053        $ 2,877
                 Income taxes, net                                              $ 6,707            $ 5,072        $ 6,669
           -------------------------------------------------------------- ------------------- -------------- ---------------


      Supplemental disclosure of operating activities:

           During  each of the years  ended  March 31, 1999 and 1998 the Company
      entered  into   noncompetition   agreements   for  $500,000  and  $300,000
      respectively.


      See accompanying notes to consolidated financial statements.

PIERCING PAGODA, INC.

PIERCING PAGODA, INC.

Notes to Consolidated Financial Statements


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

           Operations

            The Company is a national retailer of gold jewelry primarily through kiosk stores in enclosed shopping malls. The Company operates stores primarily under the names Piercing Pagoda, Plumb Gold and Silver & Gold Connection. At March 31, 2000, the Company operated 940 stores, including 33 in-line stores. The Company's home office provides centralized administrative and warehousing services and assembles some of the products sold at its stores.

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

           Sales

            Sales consist primarily of net sales to the Company's retail customers at its kiosk and in-line stores. Also included in sales through August 31, 1998, are wholesale sales to the Company's licensee. At the time of each retail sale, the Company accrues the estimated costs of its preferred customer jewelry club promotional program. The Company also accrues the estimated costs associated with its merchandise guarantee program for subsequent customer returns due to manufacturer's defects in the jewelry. All other returns have an immaterial effect on the consolidated financial statements.

           Accounts Receivable

            The  Company's   accounts   receivables   consist   principally   of
      receivables from credit card companies, merchandise credits receivable from vendors or the gold-content value of merchandise at smelters.

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

            In fiscal 2000, 1 vendor accounted for 15% of total merchandise purchased. In fiscal 1999 this vendor accounted for 11% of total merchandise purchased. In 1998, no vendors supplied more than 10% of total merchandise purchased.

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


                   Furniture and fixtures                3-10 years

                   Building and improvements            10-39 years

                   Kiosks                                5-10 years

                   Computer equipment, software and
                   other equipment                        5-7 years

            Substantially all depreciation expense, including depreciation on kiosks, is included in selling, general and administrative expense rather than occupancy expense, since the Company believes that the primary function of its kiosks is to display merchandise for sale. Depreciation expense for kiosks was $3,853,000, $3,090,0000 and $2,508,000 in fiscal
      2000, 1999, and 1998, respectively.

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

                                                   Years ended March 31,
                                               --------------------------
                                                  2000    1999     1998
      -------------------------------------------------------------------
      Basic                                     9,066    9,119   8,765
      Dilutive effect of outstanding stock
        options, using the treasury stock
        method                                    171      212     297
      -------------------------------------------------------------------
      Diluted                                   9,237    9,331   9,062
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

           Stock Option Plan

            The Company has elected to continue to account for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds its exercise price. However, pro forma disclosure of net income and earnings per share is required under SFAS No. 123 with compensation expense for the Company's stock option plan determined based on the fair value method. (See Note 12.)

           Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June of 1999, the FASB issued SFAS No. 137, "Acounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not anticipate adoption of this standard will have a material impact on the Company's financial condition or results of operations.


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

(3)    Gold Consignment Agreements

           In connection with the acquisition of certain inventory, the Company maintains gold consignment agreements. In accordance with these consignment agreements, title to the gold remains with the gold consignors until purchased by the Company. At March 31, 2000, 1999 and 1998, the Company had consigned 142,000, 143,443, and 119,800 ounces of gold, respectively, with values of $39,298,000, $40,085,0000 and $36,060,0000, respectively. The purchase price per ounce is based on the Second London Gold Fixing. This gold was generally in the form of merchandise for sale held by the Company at its offices or in its stores. Consigned gold is not included in inventory, and there is no related liability recognized.

           Included in interest expense for the years ended March 31, 2000, 1999, and 1998 are consignment fees of $1,150,000, $796,000 and $912,000, respectively, based on fee rates of approximately 2.68 %, 1.94% and 2.74%, respectively, of the value of consigned gold. The fee rates are adjusted periodically by the consignors upon giving seven to thirty days advance notice to the Company. The gold financing arrangements could be terminated by either the Company or the lender on 30 or 45 days notice, depending on the consignor.

(4)   Property, Fixtures and Equipment

           A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                                                                       March 31,
                                                                                       -------------------------------------
                                                                                              2000                 1999
         ----------------------------------------------------------------------------- ----------------- -- ----------------
         Land                                                                              $      688           $      688
         Furniture and fixtures                                                                 6,416                5,043
         Kiosks                                                                                33,744               30,681
         Building and improvements                                                              7,327                7,283
         Computer equipment, software and other equipment                                      12,988               11,622
         ----------------------------------------------------------------------------- ----------------- -- ----------------
                                                                                               61,163               55,317
         Less accumulated depreciation and amortization                                        25,471               21,024
         ----------------------------------------------------------------------------- ----------------- -- ----------------
                                                                                             $ 35,692             $ 34,293
         ----------------------------------------------------------------------------- ----------------- -- ----------------

(5)   Goodwill and Other Assets

           Goodwill and other assets are summarized as follows (in thousands):


                                                                                                         March 31,
                                                                                          ----------------------------------
                                                                                                2000               1999
         -------------------------------------------------------------------------------- --------------- -- ---------------
         Goodwill (net of accumulated amortization of $3,437 and
                $1,866 at March 31, 2000 and 1999, respectively)                             $ 19,155           $ 20,199
         -------------------------------------------------------------------------------- --------------- -- ---------------

         Other Assets:
            Noncompetition agreements (net of accumulated amortization of $523 and
              $303 at March 31, 2000 and 1999, respectively)                                      577                797
            Deferred expenses, principally long-term maintenance agreements                       333                455
            Cash surrender value of officers life insurance                                       522                487
            Other                                                                                 343                254
         -------------------------------------------------------------------------------- --------------- -- ---------------
                                                                                             $  1,775           $  1,993
         -------------------------------------------------------------------------------- --------------- -- ---------------

           On August 31, 1998, the Company purchased all of the outstanding common stock of Piercing Pagoda of Florida, Inc. ("PPF"), the Company's sole licensee and operator of 22 locations under the Company's Piercing Pagoda and Plumb Gold trade names. The purchase agreement provided for the payment of approximately $11.4 million, subject to certain post closing adjustments, for all of the outstanding common stock of PPF and the payment of $100,000 per year for five years under the terms of a non-competition agreement with the former shareholder of PPF. Additionally, the former shareholder of PPF entered into an employment agreement with the Company as a corporate vice president at an annual salary of $125,000. The cost in excess of the fair value of the net assets acquired over their fair value of approximately $11.1 million has been recorded as goodwill and is being amortized over 15 years. The acquisition was accounted for as a purchase and the net assets acquired and operations of these kiosks are included in the Company's consolidated financial statements from the date of acquisition.

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

 (6)  Accrued expenses and other current liabilities

           Accrued expenses and other current liabilities are summarized as follows (in thousands):


                                                           March 31,
                                                    ---------------------
                                                       2000        1999
      -------------------------------------------------------------------
      Accrued payroll, vacation and related taxes   $  5,083    $  6,254
      Sales tax payable                                  834         719
      Accrued rents payable                            1,129       1,089
      Liability under jewelry club program               540         989
      Liability under merchandise guarantee program      901       1,321
      Accrued store closure costs                        493       1,250
      Other accrued expenses                           3,254       3,131
      -------------------------------------------------------------------
                                                    $ 12,234    $ 14,753
      -------------------------------------------------------------------

     Included in accrued expenses is approximately $493,000 and $1,250,000 representing the estimated closure costs for stores closed or to be closed at March 31, 2000 and 1999, respectively. These costs principally consist of estimated outstanding lease obligations and kiosk disposal costs associated with the 44 and 79 stores the Company closed in fiscal 2000 and 1999, respectively and 23 additional locations for which a closure decision had been made at March 31, 1999, but which are yet to be closed. In addition, the Company made payments to settle 31 outstanding lease obligations, which had also been accrued at March 31, 1999. Accordingly, the Company's accrual for store closure costs was reduced to reflect the payments towards these obligations.

(7)   Long-term debt and revolving line of credit

           A summary of long-term debt and revolving line of credit follows (in thousands):

                                                            March 31,
                                                     --------------------
                                                        2000       1999
      -------------------------------------------------------------------
      Revolving line of credit                       $ 17,200   $ 19,800
      Industrial development authority financing        5,368      5,801
      -------------------------------------------------------------------
      Total long-term debt                             22,568     25,601
      Less current installments                        17,639        432
      -------------------------------------------------------------------
                                                      $ 4,929   $ 25,169
      -------------------------------------------------------------------


           The Company currently has an unsecured revolving line of credit with its primary lender acting as agent for a syndicate of banks. This facility, which expires July 31, 2000, provides for maximum borrowings of $105 million through a combination of cash advances (which may not exceed $65 million) or letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. Amounts borrowed under the facility generally accrue interest at the higher of the rates designated by the Company's primary lender as its prime rate minus 100 basis points (8.00% at March 31, 2000) and a rate based on the rates charged on overnight federal funds transactions with Federal Reserve System members plus 50 basis points (6.57% at March 31, 2000). However, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus 110 basis points (7.24% at March 31, 2000 for a one-month maturity), subject to certain restrictions. Outstanding letters of credit incur a fee charged at an annual rate of 0.75%. At March 31, 2000, the Company had $45.2 million available for cash borrowings under this revolving credit facility. Letters of credit in the amounts of $40,137,000 and $41,387,000 were issued at March 31, 2000 and 1999, respectively.

           The loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; requires the Company to maintain minimum ratios of indebtedness to adjusted net income (as defined), current assets to current liabilities and indebtedness to capitalization (as defined); places limitations on the Company's ability to incur additional debt or grant security interests in its assets and restricts the redemption, purchase or retirement of its capital stock. The Company was in compliance with these covenants as of March 31, 2000.


           Borrowings under the revolving line of credit are summarized as follows (in thousands):

                                                                                                     March 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
         ----------------------------------------------------------------------- ------------- -------------- --------------
         Borrowings at year end                                                       $17,200       $19,800        $ 7,500
         Interest rate on borrowings at year-end                                       7.26%         6.33%          6.80%
         Maximum amount of borrowings  outstanding at
            any month end                                                            $ 46,800      $ 54,000       $ 33,400
         Average aggregate borrowings during the year                                $ 25,865      $ 23,147       $ 20,492
         Weighted average interest rate during the year                                6.84%         6.75%          7.03%
         ----------------------------------------------------------------------- ------------- -------------- --------------

           In February 1999, the Company obtained a $1,000,000, fifteen-year term loan in connection with the Company's construction of a second warehouse and distribution center. This industrial development authority sponsored loan requires monthly payments of principal and interest of approximately $8,000 through March 2014 at an effective annual interest rate of 5.38%.

           In April 1998, the Company obtained a $2,565,000, fifteen-year term loan to finance the construction of a second warehouse and distribution facility on land the Company owns adjacent to its existing facility. This loan is collateralized by a letter of credit totaling $2,495,000 at March 31, 2000 which is supported by a lien on the newly constructed warehouse and distribution center which has a net carrying value of $3.0 million. The loan requires annual payments of principal at a varying rate of interest. In July 1999, the Company entered into an interest rate swap agreement with one of its primary lenders for a notional amount of $2,565,000 that effectively converted the variable rate interest obligation to a 6.23% fixed rate obligation for the full term of the loan.

           In May 1996, the Company obtained an additional $400,000 loan in connection with the expansion of the Company's corporate headquarters and distribution facility in the prior fiscal year. This loan, through an industrial development authority, requires monthly payments of principal and interest of approximately $4,000 through May 2006 at an effective annual interest rate of 4.59%.

           In October 1995,  the Company  obtained a  $2,540,000,  ten-year term loan through an industrial development authority. The loan is collateralized by a letter of credit totaling $2,032,000 at March 31, 2000 which is supported by a lien on the Company's corporate headquarters and distribution center which has a net carrying value of approximately $2.8 million at March 31, 2000. The terms of the loan require semi-annual interest payments at varying interest rates averaging 6.8% over the life of the loan. Principal payments, in varying amounts, are required annually.

           Maturities of the term loans are as follows at March 31, 2000 (in thousands):

                                                                          Amount
      -------------------------------------------------------------------
      2001                                                        $ 439
      2002                                                          470
      2003                                                          500
      2004                                                          529
      2005                                                          569
      Subsequent to 2005                                          2,861
      -------------------------------------------------------------------
      Total payments                                            $ 5,368
      -------------------------------------------------------------------

(8)   Leases

           The Company leases space primarily in shopping malls under operating leases expiring in various years through fiscal 2009. In the normal course of business, operating leases are generally renewed or replaced by other leases; thus, it is anticipated that future annual lease expense will not be less than the amount shown below for 2000. Generally, the leases also contain provisions for contingent rental payments of approximately 10% of gross sales in excess of specified amounts.

           Minimum   future   rental   payments  as  of  March  31,  2000  under
      non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

                                                                          Amount
      -------------------------------------------------------------------
      2001                                                    $ 21,660
      2002                                                      14,717
      2003                                                      10,018
      2004                                                       6,539
      2005                                                       3,184
      Subsequent to 2005                                         1,272
      -------------------------------------------------------------------
      Total rental payments                                   $ 57,390
      -------------------------------------------------------------------

           A summary of minimum rent and contingent rent expense under operating leases is as follows (in thousands):

                                                      Years ended March 31,
                                                  ----------------------------
                                                    2000     1999      1998
      -------------------------------------------------------------------------
      Minimum rentals                           $ 31,376  $ 29,027  $ 23,690
      Contingent rentals                           2,181     2,003     1,916
      -------------------------------------------------------------------------
      Total rental expense                      $ 33,557  $ 31,030  $ 25,606
      -------------------------------------------------------------------------


(9)   Employee Benefit Plans

           The Company has a defined contribution plan for Company employees who are at least 21 years of age and have worked at least 1,000 hours in the past year. The Plan consists of a profit sharing fund and a 401(k) fund. Annual contributions to the profit sharing fund are determined at the discretion of management. Total contributions to this fund were $400,000, $250,000 and $500,000 in fiscal 2000, 1999 and 1998, respectively.

           The Company provides a matching contribution provision to the Company's 401(k) fund. The matching rate for Company contributions is $.50 per dollar contributed by the employee up to 4% of the employee's income. The Company's matching contributions totaled $377,000, $297,000 and $212,000 in fiscal 2000, 1999 and 1998, respectively. These matching contributions are 100% vested at the time they are made.

           See Note 12 for a description of the Company's employee stock purchase plan.

(10)  Income Taxes

           Income taxes in the consolidated statements of income consists of the following components (in thousands):

                                                                                           Years ended March 31,
                                                                                 -------------------------------------------
                                                                                     2000          1999           1998
         ----------------------------------------------------------------------- ------------- -------------- --------------
         Current tax expense:
              Federal                                                                 $ 6,172       $ 3,673        $ 5,346
              State                                                                       591           719            503
         ----------------------------------------------------------------------- ------------- -------------- --------------
                                                                                        6,763         4,392          5,849
         ----------------------------------------------------------------------- ------------- -------------- --------------
         Deferred tax expense
              Federal                                                                   1,416           645            570
              State                                                                       473           188            162
         ----------------------------------------------------------------------- ------------- -------------- --------------
                                                                                        1,889           833            732
         ----------------------------------------------------------------------- ------------- -------------- --------------
                                                                                      $ 8,652       $ 5,225        $ 6,581
         ----------------------------------------------------------------------- ------------- -------------- --------------

           The tax effect of  temporary  differences  that give rise to deferred
      tax  assets  and  deferred  tax   liabilities   are  presented  below  (in
      thousands):

                                                                                                           March 31,
                                                                                               -----------------------------
                                                                                                     2000           1999
         ------------------------------------------------------------------------------------- -------------- --------------
         Deferred tax liabilities:
            Excess of tax over book depreciation                                                   $ (4,639)      $ (3,877)
            Inventory                                                                                  (462)             -
            Employee benefit plans                                                                     (355)          (310)
         ------------------------------------------------------------------------------------- -------------- --------------
         Total deferred tax liabilities                                                              (5,456)        (4,187)
         ------------------------------------------------------------------------------------- -------------- --------------

         Deferred tax assets:
            Inventory                                                                                     -            235
            Accrual for merchandise guarantee costs                                                     366            528
            Accrued vacation expense                                                                    584            456
            Accrual for jewelry club costs                                                              219            395
            Accrued group insurance                                                                     270            266
            Accrued store closure costs                                                                 200            494
            Other                                                                                       665            550
         ------------------------------------------------------------------------------------- -------------- --------------
         Total deferred tax assets                                                                    2,304          2,924
         Less valuation allowance                                                                         -              -
         ------------------------------------------------------------------------------------- -------------- --------------
         Net deferred tax assets                                                                      2,304          2,924
         ------------------------------------------------------------------------------------- -------------- --------------
         Net deferred tax liability                                                                $ (3,152)      $ (1,263)
         ------------------------------------------------------------------------------------- -------------- --------------

           Based upon the Company's current and historical taxable income and the anticipated level of future taxable income, management of the Company believes the existing deductible differences will, more likely than not, reverse in future periods in which the Company generates net taxable income. Accordingly, the Company does not believe a valuation allowance is necessary at March 31, 2000.

           Income tax expense in fiscal 2000, 1999 and 1998 differs from the amounts computed by applying the federal statutory rate of 35% to income before taxes as follows (in thousands):

                                                                                               Years ended March 31,
                                                                                  -------------------------------------------
                                                                                        2000          1999           1998
         ------------------------------------------------------------------------ -------------- ------------- --------------
         Tax expense at statutory rates                                                $ 7,572        $ 4,504       $ 6,142
         State income taxes, net of federal benefit                                        692            590           432
         Non-deductible  amortization of cost in excess of net assets of acquired
            business                                                                       300            192            40
         Other                                                                              88            (61)          (33)
         ------------------------------------------------------------------------ -------------- ------------- --------------
                                                                                       $ 8,652        $ 5,225       $ 6,581
         ------------------------------------------------------------------------ -------------- ------------- --------------

(11)  Transactions with Related Parties

           The Company performs certain administrative functions for entities owned by the Company's Chief Executive Officer and its President. The Company charged to the entities $10,000, $10,000 and $13,000 in fiscal 2000, 1999, and 1998, respectively, representing certain direct expenses and the estimated fair value of providing administrative services, primarily allocations of salary and overhead.


(12)  Stockholders' Equity

           The Company has a stock option plan that provides for the grant of common stock options to eligible employees and others. The aggregate maximum number of shares of common stock available for awards under the plan is 1,100,000. Stock options granted may be the fair market value of the stock or at a price determined by a committee of the Board of Directors. The options vest over a period of up to five years and are exercisable over a period determined by the committee, but not longer than ten years.

           The Company applies APB Opinion No. 25 in accounting for its plan. All options granted in fiscal 2000, 1999 and 1998 were granted at the fair market value on the date of grant and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                              Years ended March 31,
                                      -----------------------------------
                                           2000       1999        1998
      -------------------------------------------------------------------
     Net income:
        As reported                      $ 12,981   $ 7,643     $ 10,969
        Pro forma                        $ 11,319   $ 6,587     $ 9,762

      Diluted earnings per share:
        As reported                       $ 1.41      $ 0.82      $ 1.21
        Pro forma                         $ 1.23      $ 0.71      $ 1.08
      -------------------------------------------------------------------

           The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 were $6.74, $12.21 and $10.56, respectively, on the date of grant and were determined using the Black-Scholes option-pricing model based upon the following weighted-average assumptions:


                                          2000       1999        1998
      -------------------------------------------------------------------
      Expected dividend yield             0.0%       0.0%        0.0%
      Expected volatility                59.4       58.9        42.1
      Risk-free interest rate             6.3        5.3         5.7
      Expected life (in years)            7.4        9.0         9.0
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

           Summarized stock option data is as follows:

                                                   Weighted
                                                   Average      Shares
                                                   Exercise  Under Option
                                                    Price
      -------------------------------------------------------------------
      -------------------------------------------------------------------
      Outstanding at March 31, 1997                 $  9.65    592,125
        Granted                                       17.45    224,250
        Exercised                                      7.97    (41,400)
        Canceled                                      12.55    (24,300)
      -------------------------------------------------------------------
      Outstanding at March 31, 1998                   11.98    750,675
        Granted                                       17.52     71,000
        Exercised                                      7.01    (19,825)
        Canceled                                      18.24    (11,402)
      -------------------------------------------------------------------
      Outstanding at March 31, 1999                   12.51    790,448
        Granted                                       10.01    144,300
        Exercised                                      9.06    (10,875)
        Canceled                                      15.60    (35,850)
      -------------------------------------------------------------------
      Outstanding at March 31, 2000                   12.03    888,023
      -------------------------------------------------------------------
      Exercisable                                   $ 11.09    558,914
      -------------------------------------------------------------------


           The following table summarizes information concerning currently outstanding and exercisable options:

                                                                                         Exercise Price

                                                             $ 5.33 - $ 12.06    $ 12.33 - $15.00       $ 16.33 - $ 24.17
         ------------------------------------------------ --------------------- -------------------- -----------------------
         Options outstanding at March 31, 2000                     437,424               196,299              254,300
            Weighted average remaining contractual life
            (years)                                                  6.00                  7.12                 7.41
            Weighted average exercise price                        $ 7.60               $ 14.25              $ 17.92
         Options exercisable at March 31, 2000                     294,925               138,850              125,139
            Weighted average exercise price                        $ 6.68               $ 14.35              $ 17.88
         ------------------------------------------------ --------------------- -------------------- -----------------------


           On October 12, 1995, the Company created an Employee Stock Purchase Plan under which the sale of 144,000 shares of its common stock has been authorized. Generally, all employees who meet the requirements for participation in any of the Company's other employee benefit plans are also eligible to participate in this plan. Employees may designate up to the lesser of $25,000 or 5% of their annual compensation for the purchase of common stock. The price for the shares purchased under the plan is the lower of 85% of the fair market value on the first or last day of the purchase period. Employees are not permitted to obtain share certificates or sell or transfer any shares for one year from the last day of the offering period in which the shares were purchased. During fiscal 2000, 1999 and 1998, 33,423, 26,484 and 13,976 shares, respectively, were issued under this plan.

           On August 11, 1999, the Company announced that its Board of Directors authorized management to purchase up to 200,000 shares of its common stock. On November 22, 1999, the Board of Directors authorized an increase in the share repurchase program to a total of 400,000 shares. Purchases will be made from time to time in the open market and in privately negotiated transactions, and it is expected that funding of the program will come from operating cash flow and existing banking facilities. As of March 31, 2000, the Company has repurchased 254,150 shares of its common stock under the repurchase program at an average price of $12.56.

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

           On October 19, 1999, the securities class action litigation that had been filed during fiscal 1999 against the Company and certain of its officers by Israel H. Buck et al. was dismissed with prejudice by the United States District Court for the Eastern District of Pennsylvania. No appeal of the dismissal was filed by the plaintiffs within the required time period.

           At March 31, 2000, the Company had commitments outstanding of approximately $1.4 million primarily for the construction of new kiosks, in-line stores or the renovation of existing stores as well as fixtures and supplies for current and planned stores.

      Item 9.  CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                       PART III

      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           The information required by this item (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)), is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

      Item 11. EXECUTIVE COMPENSATION

           The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

      Item 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
               MANAGEMENT

           The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated by reference to the information set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                      PART IV

      Item 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON
               FORM 8-K

      (a)   Documents filed as part of this Report.

         1. Financial Statements                                        Page

            Independent Auditors' Report                                  30

            Consolidated Balance Sheets at March 31, 2000 and 1999        31

            Consolidated Statements of Income for the Years ended
            March 31, 2000, 1999 and 1998                                 32

            Consolidated Statements of Changes in Stockholders'
            Equity for the Years ended March 31, 2000, 1999 and 1998      33

            Consolidated Statements of Cash Flows for the Years ended
            March 31, 2000, 1999 and 1998                                 34

            Notes to Consolidated Financial Statements                    36

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

         3. Exhibits

       Exhibit
         No.

           2   See 10.40, 10.41 and 10.43.


        3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No.33-80200, initially filed with the Securities and Exchange Commission on June 14,1994).

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

       10.39 Agreement together with Addendum dated August 4, 1994 between the Registrant and reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 33-80200, initially filed with the Securities and Exchange Commission on June14, 1994).

       10.40 Asset Purchase Agreement dated January 29, 1997 Between Piercing Pagoda, Inc., EARS, Inc., Weaver's Gems and Minerals, Inc. and Gemstone Jewelry,Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 13, 1997).

       10.41 Asset Purchase Agreement dated April 25, 1997 between Piercing Pagoda, Inc. and the Silver & Gold Trading Company, Inc. (incorporated by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 File No. 333-27213, initially filed with the Securities and Exchange Commission on May 15, 1997).

       10.42 Syndicated Loan Agreement dated March 27, 1997 by and among Piercing Pagoda, Inc., CoreStates Bank, N.A., Summit Bank and First Union National Bank (incorporated by reference to Exhibit
                 10.42 to the Registrant's Registration Statement on Form S-1 File No.333-27213, initially filed with the Securities and Exchang Commission on May 15, 1997).

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

       10.61 Consent, Subordination and Assumption Agreement effective February 18, 1999 between the Registrant, Northampton County New Jobs Corp. in favor of the Pennsylvania Industrial Development Authority.*

       10.62 Mortgage subordination agreement between Northampton County New Jobs Corp, First Union National Bank ,and the Registrant dated February 18, 1999.*

       10.63 Stock Purchase Agreement by and between Piercing Pagoda, Inc. and Richard P. Russ, dated as of August 31, 1998 . (incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 16,
                 1998).

          11   Not applicable.

          12   Not applicable.

          13   Not applicable.

          16   Not applicable.

          18   Not applicable.

          21   Subsidiaries of Registrant.*

          22   Not applicable.

        23.1   Consent of KPMG LLP, independent certified public accountants.*

          24   None.

          27   Financial Data Schedule. *


      * Filed herewith.

      ** Management contract or compensatory plan or arrangement.

       (b)  Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the last quarter of fiscal 2000

      SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the township of Hanover in the Commonwealth of Pennsylvania on June 19, 2000.

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

    Signature                             Title                   Date




   /s/ Richard H. Penske     Chief Executive Officer and     June 19, 2000
   Richard H. Penske          Chairman of the Board
                               Principal Executive Officer)





   /s/ John F. Eureyecko     Director, President and         June 19, 2000
   John F. Eureyecko         Chief Operating Officer
                             (Principal  Financial
                              and Accounting Officer)



   /s/ Alan R. Hoefer        Director                        June 19, 2000
   Alan R. Hoefer





   /s/ Mark A. Randol        Director                        June 19, 2000
   Mark A. Randol





   --------------------
   Douglas J. Tigert