Form 10-Q
period 2000-06-30
PIERCING PAGODA INC
filed 2000-08-14
CIK 925544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of the registrant's common stock is 9,195,389 (as of August 11, 2000)

                                     PIERCING PAGODA, INC.

                                             INDEX
                                                                            PAGE
                          PART I - FINANCIAL INFORMATION               NUMBER

   Item 1.    Financial Statements

              Consolidated balance sheets as of
              June 30, 2000 (unaudited) and March 31, 2000                3

              Consolidated statements of operations for the three
              months
              ended June 30, 2000 and 1999 (unaudited)                    4

              Consolidated statements of cash flows for the  three
              months ended June 30, 2000 and 1999 (unaudited)             5

              Notes to consolidated financial statements                  7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

   Item 3.    Quantitative and Qualitative Disclosures About Market
              Risk                                                        15

                            PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           16

     Item 2.  Changes in Securities and Use of Proceeds                   16

     Item 3.  Defaults Upon Senior Securities                             16

     Item 4.  Submission of Matters to a Vote of Security Holders         16

   Item 5.    Other Information                                           16

   Item 6.    Exhibits and Reports on Form 8-K                            17

              Signatures                                                  18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PIERCING PAGODA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                         June 30,       March 31,
                                                           2000           2000
                                                       ------------   -------------
   Assets                                              (Unaudited)

Current assets
   Cash                                                  $ 3,998       $ 1,137
   Accounts receivable                                     2,545         2,909
   Inventory                                              58,557        63,960
   Deposits for inventory purchases                          433           197
   Prepaid expenses and other current assets               1,347         1,476
   Deferred tax assets                                       705           992
                                                       ------------   -------------
Total current assets                                      67,585        70,671

Property, fixtures and equipment, net                     35,621        35,692
Goodwill, net                                             18,757        19,155
Other assets                                               1,705         1,775
                                                       ------------   -------------
                                                       $ 123,668      $ 127,293
                                                       ============   =============
   Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                      $ 4,843       $ 2,912
   Current installments of long-term debt and revolving   11,449        17,639
   line of credit
   Income taxes payable                                       29            50
   Accrued expenses and other current liabilities         12,415        12,234
                                                       ------------   -------------
Total current liabilities                                 28,736        32,835

Long-term debt, less current installments                  4,778         4,929
Deferred tax liabilities                                   4,143         4,144
Other liabilities                                            685           671
                                                       ------------   -------------
Total liabilities                                         38,342        42,579

Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.01 per share,
     authorized 3,000,000 shares. None issued.                 -             -
   Common stock, par value $.01 per share, authorized
   15,000,000 shares.
      Issued 9,188,298 shares and 9,179,988 at June 30,       92            92
   2000 and
      March 31, 2000, respectively.
   Additional paid-in capital                             41,438        41,339
   Treasury stock, at cost                                (3,191)       (3,191)
   Retained earnings                                      46,987        46,474
                                                       ------------   -------------
Total stockholders' equity                                85,326        84,714
                                                       ------------   -------------
                                                       $ 123,668      $ 127,293
                                                       ============   =============

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                                              Three months ended
                                                                   June 30,
                                                              -------------------
                                                                2000      1999
                                                              --------  ---------

Net sales                                                     $ 60,166  $ 58,154
Cost of goods sold and occupancy
  expenses, (excluding depreciation on kiosks
  and store fixtures)                                           33,328    32,665
                                                              --------  ---------
Gross profit                                                    26,838    25,489

Selling, general and administrative
  expenses, (including depreciation on kiosks
    and store fixtures)                                         25,382    25,348
                                                              --------  ---------
Income from operations                                           1,456       141

Interest and other income                                           41        41
Interest expense                                                   646       702
                                                              --------  ---------
Earnings (loss) before income taxes                                851      (520)

Income tax expense (benefit)                                       338      (209)
                                                              --------  ---------
Net income (loss)                                                $ 513    ($ 311)
                                                              ========  =========

Basic earnings (loss) per share                                 $ 0.06    ($0.03)
                                                              ========  =========
Diluted earnings (loss) per share                               $ 0.06    ($0.03)
                                                              ========  =========

See accompanying notes to consolidated financial statements.

                      PIERCING PAGODA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)

                                                              Three months ended
                                                                        June 30,
                                                        -------------------------
                                                           2000          1999
                                                        ------------  -----------

Cash flows from operating activities:
  Net income (loss)                                         $ 513        ($ 311)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                          2,125         1,983
     Loss on disposal of property, fixtures and equipment     182             -
     Other changes in other assets                             42            20
     Deferred income taxes                                    286            72
     Change in operating assets and liabilities
        net of effects of acquisitions:
      Accounts receivable                                     364           166
      Inventory                                             5,403          (158)
      Deposits for inventory purchases                       (236)       (1,455)
      Prepaid expenses and other current assets               129           535
      Prepaid income taxes                                      -          (211)
      Accounts payable                                      1,931           681
      Accrued expenses and other current liabilities          181        (1,631)
      Income taxes payable                                    (21)         (125)
      Other liabilities                                        14           (71)

                                                        ------------  -----------
Net cash provided by (used in) operating activities        10,913          (505)

Cash flows from investing activities:
  Additions to property, fixtures and equipment            (1,765)       (2,296)
  Payments for purchase of businesses                           -          (298)
  Noncurrent deposits, net                                      9           (42)

                                                        ------------  -----------
Net cash used in investing activities                      (1,756)       (2,636)

Cash flows from financing activities:
  Repayments of long-term debt                               (141)         (146)
  Revolving line of credit, net                            (6,200)        2,800
  Loan fees paid                                              (54)          (13)
  Net proceeds from issuance of common stock under             99            70
employee share plans

                                                        ------------  -----------
Net cash provided by (used in) financing activities        (6,296)        2,711

                                                        ------------  -----------
Net increase (decrease) in cash                             2,861          (430)

Cash at beginning of period                                 1,137         4,068

                                                        ------------  -----------
Cash at end of period                                      $3,998       $ 3,638
                                                        ============  ===========

                      PIERCING PAGODA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (In thousands)
                                    (Unaudited)

                                                              Three months ended
                                                                        June 30,
                                                        -------------------------
                                                             2000         1999
                                                        ------------  -----------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
   Interest                                                 $ 647         $ 703
                                                        ============  ===========
   Income taxes, net                                         $ 73          $ 55
                                                        ============  ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Summary of significant accounting policies

     The accompanying consolidated financial statements of Piercing Pagoda, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the results of operations for Piercing Pagoda, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.  These  consolidated  financial  statements  should  be  read  in conjunction with the Company's consolidated financial statements and notes thereto for the year ended March 31, 2000. The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

     Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2            Earnings Per Share

     The following weighted average number of shares of common stock were used in the calculations for earnings (loss) per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of outstanding stock options, using the treasury stock method.


                                           2000              1999
                                        ---------         ---------
      Basic                             8,930,866         9,143,105
      Dilutive effect of outstanding
        stock options, using the
        treasury stock method (1)         220,509                -


                                        ---------         ---------
      Diluted                           9,151,375         9,143,105
                                        =========         =========

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

Note 3            Property, Fixtures and Equipment

     A summary of major classes of property, fixtures and equipment follows (in thousands):

                                                            June 30,         March 31,
                                                              2000             2000
                                                        ----------------   ------------
       Land                                             $      688         $      688
       Furniture and fixtures                                6,725             6,416
       Kiosks                                               34,344            33,744
       Buildings and improvements                            7,335             7,327
       Computer equipment, software and other equipment      9,692            12,988
                                                        ----------------   ------------
                                                            58,784            61,163
       Less accumulated depreciation and amortization       23,163            25,471
                                                        ----------------   ------------
                                                          $ 35,621          $ 35,692
                                                        ================   ============



Note 4            Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are summarized as follows (in thousands):

                                                           June 30,         March 31,
                                                              2000             2000
                                                        ----------------   ------------
       Accrued payroll, vacation and related taxes         $ 5,596          $ 5,083
       Sales tax payable                                       887              834
       Accrued rents payable                                   974            1,129
       Liability under jewelry club program                    590              540
       Liability under product guarantee program               801              901
       Accrued store closure costs                             486              493
       Other accrued expenses                                3,081            3,254
                                                        ----------------   ------------
                                                          $ 12,415         $ 12,234
                                                        ================   ============


     During the period ended June 30, 2000, the Company disposed of two kiosks during the period for which disposal costs had previously been accrued at March 31, 2000. Accordingly, the Company's accrual for store closure costs was reduced to reflect this activity.

Note 5            Revolving Line of Credit

     On July 24, 2000, the Company entered into a new revolving credit and gold consignment facility with a syndicate of banks led by its primary lender. This new agreement provides for maximum borrowings of $115.0 million through a combination of cash advances, standby letters of credit (which may not exceed $10.0 million) and gold consignment (which may not exceed $80.0 million.) Amounts borrowed under the new facility generally accrue interest at the higher of (i) the prime rate of the Company's primary lender or (ii) a rate based on overnight federal funds transactions with Federal Reserve System members plus 50 basis points. However, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus a LIBOR Margin of 150 to 187.5 basis points. The LIBOR margin is determined quarterly based upon the Company's Fixed Charge Coverage Ratio as defined in the agreement. Fees are paid on letters of credit based on amounts outstanding at an annual rate equivalent to the current LIBOR Margin.

     The new loan agreement contains various covenants which, among other things, limit certain corporate acts of the Company such as mergers and acquisitions; requires the Company to maintain certain minimum financial ratios, place limitations on the Company's ability to incur additional debt or grant security interests in its assets and restricts the redemption, purchase or retirement of its capital stock. The Company was in compliance with these covenants as of June 30, 2000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

     The Company's consolidated net sales are comprised solely of sales generated by the Company's stores. Cost of goods sold and occupancy expenses include the cost of merchandise, rent and occupancy, and the cost of preparing merchandise for sale. Selling, general and administrative expenses include store and supervisory payroll, corporate overhead and non-occupancy store expenses including depreciation of kiosks and amortization of goodwill.

Results of operations

Three months ended June 30, 2000 and 1999

     Consolidated net sales increased $2.0 million, or 3%, from $58.2 million for the three months ended June 30, 1999 to $60.2 million for the three months ended June 30, 2000. This increase was due primarily to a $1.1 million, or 2%, increase in comparable store net sales. There were a total of 939 stores open at June 30, 2000 compared to 934 at June 30, 1999, an increase of 1%. During the three months ended June 30, 2000, the Company opened 11 stores and closed 12. The average jewelry units sold per comparable store during the quarter decreased 4% to 2,400 for the three months ended June 30, 2000 compared to 2,500 at June 30, 1999. The average price per jewelry unit sold increased to $26.70 for the three months ended June 30, 2000 compared to $25.05 for the three months ended June 30, 1999. The decrease in average jewelry units sold and in the increase in average price per jewelry unit sold reflect the introduction of new merchandise styles with higher gross profit margins and a reduction in the level of promotional activity in the current period compared to the same period last year.

     Gross profit increased $1.3 million, or 5%, from $25.5 million for the three months ended June 30, 1999 to $26.8 million for the three months ended June 30, 2000. The Company's gross profit margin increased from 43.8% for the three months ended June 30, 1999 to 44.6% for the three months ended June 30, 2000. This increase primarily reflects a change in the Company's promotional strategy and the introduction of new merchandise with higher gross profit margins partially offset by higher rent and occupancy costs as a percentage of net sales. Beginning in the last fiscal year, the Company implemented certain changes to its merchandise selection that had a favorable impact on sales and gross profit margin. These changes include the introduction of new 10k and 14k gold merchandise styles with higher gross profit margins and increasing the selection of non-gold merchandise. In addition, the Company has modified its promotional strategy, reducing the amount of storewide promotions in favor of promotions on selected merchandise. As a result, a greater amount of sales were achieved at a higher average unit price and produced better gross profit dollars and margin. Rent increased slightly as a percentage of net sales reflecting increases in rent and occupancy costs that were only partially offset by increases in net sales.

     Selling, general and administrative expenses were virtually unchanged at $25.3 million for the three months ended June 30, 1999 from $25.4 million for the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 43.6% for the three months ended June 30, 1999 to 42.2% for the three months ended June 30, 2000. The change in selling, general and administrative expenses primarily reflects reductions in store supervisory payroll and related expenses, offset by increases in corporate overhead, depreciation and amortization. In the fourth quarter of fiscal 2000, the Company implemented a reorganization of its field supervisory staff, significantly reducing the number of store supervisors. This reduction is reflected in lower supervisor payroll and related expenses in the three months ended June 2000 compared to the same period last year. The Company's corporate overhead expense increased due to higher marketing costs associated with the Company's revised "Jewelry Club" program, costs incurred to close stores that were not previously accrued and higher payroll for expansion in the Company's human resource and training functions. Depreciation and amortization expense increased 5% to $2.1 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999 due primarily to capital expenditures for new stores and the upgrading of kiosks in existing locations.

     Interest expense decreased $56,000, or 8.0%, from $702,000 for the three months ended June 30, 1999 to $646,000 for the three months ended June 30, 2000, and as a percentage of net sales decreased from 1.2% for the three months ended June 30, 1999 to 1.1% for the three months ended June 30, 2000. The decrease in interest expense reflects lower average balances on the Company's revolving line of credit agreement and lower average gold consignment rates, offset by higher average interest charged on borrowings under the Company's revolving line of credit.

     As a result of the foregoing, the Company's net income increased from a loss of $311,000 for the three months ended June 30, 1999 to net income of $513,000 for the three months ended June 30, 2000.

Liquidity and capital resources

     The Company's primary ongoing short-term capital requirements have been to fund an increase in inventory and to fund capital expenditures and working capital (mostly inventory) for new and acquired stores. The Company's long-term liquidity requirements relate principally to the maturity of its long-term debt in July of 2003, operating lease commitments and store expansion. The Company's primary sources of liquidity have been funds provided from operations, a gold consignment program and a revolving credit facility. The Company's working capital increased to $38.8 million at June 30, 2000 from $37.8 million at March 31, 2000. At June 30, 2000, the Company had outstanding borrowings of $11.0 million under its revolving line of credit and $5.2 million of long-term debt outstanding, including $449,000 classified as a current liability. In addition, the Company had consigned 140,209 ounces of gold under its gold consignment program valued at approximately $40.4 million.

     Net cash provided by operating activities was $10.9 million for the three months ended June 30, 2000 compared to net cash used in operating activities of $505,000 for the same period in the prior year. Net cash provided by operating activities primarily reflects net earnings plus depreciation and amortization, a decrease in inventory, and other changes in operating assets and liabilities. Net cash used in operating activities in the quarter ended June 30, 1999 primarily reflects increases in inventory deposits made to secure production of holiday merchandise and reductions in accrued expenses, partially offset by depreciation and amortization.

     Net cash used in investing activities was $1.8 million during the three months ended June 30, 2000 compared to $2.6 million during the three months ended June 30, 1999. Net cash used in investing activities primarily reflects the addition of property, fixtures and equipment in connection with the opening of new stores, and the renovation of existing stores.

     Net cash used in financing activities was $6.3 million for the three months ended June 30, 2000 versus cash provided by financing activities of $2.7 million during the three months ended June 30, 1999. Net cash used in financing activities during the three months ended June 30, 2000 primarily reflects payments on the Company's then current revolving line of credit as well as payments on long-term debt. Net cash provided by financing activities during the three months ended June 30, 1999 primarily reflects increased borrowings under the Company's existing line of credit to fund operations.

     The Company's revolving credit facility in existence at June 30, 2000 provided for maximum borrowings of $105.0 million through a combination of cash advances (which may not exceed $65 million) and letters of credit (which may not exceed $70 million) to support the Company's gold consignment financing program. At June 30, 2000, the Company had $49.9 million available to be borrowed under its then existing revolving credit facility and was in compliance with covenants contained in the agreement.

     On July 24, 2000, the Company entered into a new revolving credit and gold consignment facility with a syndicate of banks led by its primary lender. This new agreement provides for maximum borrowings of $115.0 million through a combination of cash advances, standby letters of credit (which may not exceed $10.0 million) and gold consignment (which may not exceed $80.0 million.) Amounts borrowed under the new facility generally accrue interest at the higher of (i) the prime rate of the Company's primary lender or (ii) a rate based on overnight federal funds transactions with Federal Reserve System members plus 50 basis points. However, the Company may elect to have all or any portion of the outstanding balance under the facility accrue interest at a rate based on one, two, three or six month LIBOR plus a LIBOR Margin of 150 to 187.5 basis points. The LIBOR margin is determined quarterly based upon the Company's Fixed Charge Coverage Ratio as defined in the agreement. Fees are paid on letters of credit based on amounts outstanding at an annual rate equivalent to the current LIBOR Margin.

     The Company believes that the expected cash flows from operations, its gold consignment program and bank borrowings will be sufficient to fund the Company's currently anticipated capital and liquidity needs for the foreseeable future.

Year 2000 compliance

     The information set forth in this section is a Year 2000 Readiness Disclosure as defined in the Year 2000 Information Readiness and Disclosure Act.

     The Company successfully transitioned into the Year 2000 (Y2K) without any major disruption of systems or business operations. No significant Y2K issues were experienced relative to the Company's merchandise and other third party vendors. Accordingly, it has not been necessary to invoke any of the Company's contingency plans, which were developed for use in the event of supplier delivery delay or failure, or critical system or support equipment interruption or failure. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Y2K matters that may arise are addressed promptly.

     Expenditures for Y2K efforts have been funded through operating cash flows. Any expenses incurred in the current fiscal year did not have a material adverse effect on the Company's financial condition or operating results. The Company does not believe that the Y2K issue presents a material risk to the Company's future results of operations, liquidity or capital resources.


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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There are no material legal proceedings against the Company.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.     OTHER INFORMATION

     On August 11, 2000, Zale Corporation ("Zale") and the Company entered into a definitive agreement for Zale to acquire the Company.

     Under the terms of the agreement, a subsidiary of Zale will commence a tender offer for all of the outstanding shares of the Company common stock at $21.50 per share in cash. The tender offer will be subject to at least a majority of the outstanding the Company shares, on a fully diluted basis, being validly tendered and not withdrawn. The tender offer will also be subject to regulatory approvals and other customary conditions.

     Copies of the Agreement and Plan of Merger, Tender and Voting Agreement and Restrictive Covenant Agreement are filed as exhibits to this Form 10-Q.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

            10.64 Agreement and Plan of Merger dated August 11, 2000.

            10.65 Tender and Voting Agreement dated August 11, 2000.

            10.66 Restrictive Covenant Agreement dated August 1, 2000.

               27 Financial Data Schedule.

      b)    Reports on Form 8-K

            During the quarter ended June 30, 2000, no reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PIERCING PAGODA, INC.
                                                (Registrant)



     Date:  August 11, 2000               /s/ John F. Eureyecko
                                          John F. Eureyecko
                                          President,
                                          Chief Operating Officer
                                          (Principal Financial Officer)



     Date:  August 11, 2000               /s/ Brandon R. Lehman
                                          Brandon R. Lehman
                                          Treasurer
                                          (Principal Accounting Officer)

                                       INDEX TO EXHIBITS
                                                                    Sequentially
 Exhibit Number                                                       Numbered
                                                                            Page

     10.64    Agreement and Plan of Merger dated August 11, 2000.         20

     10.65    Tender and Voting Agreement dated August 11, 2000.          67

     10.66    Restrictive Covenant Agreement dated August 11, 2000.       90

       27     Financial Data Schedule                                     94